Form 10QSB
period 2005-09-30
American Media Systems Co.
filed 2005-10-14
CIK 1318060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number 333-123169

AMERICAN MEDIA SYSTEMS CO.

(Exact name of registrant as specified in its charter)

Nevada	87-0736406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5190 Neil Road, Suite 430, Reno, Nevada         89502

(Address of principal executive offices)                (Zip Code)

Registrant’s telephone number, including area code:    866-651-2219

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $.00001 par value per share: 2,000,000 outstanding as of October 13, 2005.

Transitional Small Business Disclosure Format (check one):

Yes ☐     No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN MEDIA SYSTEMS CO.
(A Development Stage Company)

BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
As at	2005	2004

	$	$
ASSETS

CURRENT ASSETS
Cash	30,819	1
Accounts Receivable	4,420	-
Taxes Recoverable	640	-
Inventory (Note 4)	16,511	-

	52,390	1

INTELLECTUAL PROPERTY (Note 5)	2	-

EQUIPMENT	38,326	43,703

TOTAL ASSETS	90,718	43,704

LIABILITIES

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	16,911	6,100
Deferred Revenue	40,996	-
Advances from a Related Party	3,692	1,242

TOTAL LIABILITIES	61,599	7,342

STOCKHOLDER'S EQUITY
COMMON STOCK
Authorized:
50,000,000 common shares, $0.00001 par value;
Issued and outstanding:
1,000,000 common shares	10	10

ADDITIONAL PAID-IN CAPITAL	44,390	44,390

DONATED CAPITAL (NOTE 6)	43,876	676

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	(59,157)	(8,714)

TOTAL STOCKHOLDER'S EQUITY	29,119	36,362

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	90,718	43,704

See accompanying Notes to the Financial Statements

AMERICAN MEDIA SYSTEMS CO.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(UNAUDITED)

			Accumulated from
			December 6, 2004
	Three Months Ended	Nine Months Ended	(Date of Inception)
	September 30,	September 30,	to September 30,
	2005	2005	2005

	$	$	$

REVENUE	12,824	18,421	18,421

COST OF GOODS SOLD	(1,003)	(2,022)	(2,022)

GROSS PROFIT	11,821	16,399	16,399

OPERATING EXPENSES

Audit	-	252	3,852
Bank Charges and Interest	250	302	302
Consulting	14,400	43,200	43,575
Depreciation	2,346	7,258	7,955
Foreign Exchange Gain/(Loss)	(100)	(108)	(108)
Legal and Filing Fees	133	133	2,938
Office	920	1,833	1,833
Rent	3,309	8,682	8,682
Research and Development	-	-	859
Telephone and Communication	1,840	5,242	5,242
Web Site Development and Maintenance	-	48	426

	23,098	66,842	75,556

NET LOSS FOR THE PERIOD	(11,277)	(50,443)	(59,157)

BASIC AND DILUTED NET LOSS PER SHARE	(0.01)	(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,000,000	1,000,000

See accompanying Notes to the Financial Statements

AMERICAN MEDIA SYSTEMS CO.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

For the period from inception on December 6, 2004 to September 30, 2005:

					Deficit
					Accumulated	Total
			Additional		During the	Stockholders'
	Common Stock		Paid-In	Donated	Development	Equity

	Shares	Amount	Capital	Capital	Stage	(Deficiency)

		$	$	$	$	$
Balance on December 6, 2004		-	-	-	-	-
Common stock issued for cash at $1.00 per share on December 6, 2004	1	-	1	-	-	1
Cancellation of common stock	(1)		(1)	1	-	-
Common stock issued for assets at $0.0444 per share on December 7, 2004	1,000,000	10	44,390	-	-	44,400
Donated consulting services by President (Note 6)	-	-	-	675	-	675
Net loss for the period	-	-	-	-	(8,714)	(8,714)

Balance on December 31, 2004	1,000,000	10	44,390	676	(8,714)	36,362
Donated consulting services by President (Note 6)	-	-	-	43,200	-	43,200
Net loss for the period	-	-	-	-	(50,443)	(50,443)

Balance on September 30, 2005	1,000,000	10	44,390	43,876	(59,157)	29,119

See accompanying Notes to the Financial Statements

AMERICAN MEDIA SYSTEMS CO.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(UNAUDITED)

		Accumulated from
		December 06, 2004
	Nine months ended	(Date of Inception)
	September 30	to September 30
	2005	2005

OPERATING ACTIVITIES
Loss for the Period	$ (50,443)	$ (59,157)
Items Not Requiring Cash Outlay
Website design and programming		300
Consulting	43,200	43,575
Depreciation	7,258	7,955
Cash Provided By (Used In) Changes In Operating Assets and Liabilities
Accounts payable and accrued liabilities	10,811	16,911
Accounts receivable	(4,420)	(4,420)
Taxes recoverable	(640)	(640)
Inventory	(16,511)	(16,511)
Increase in deferred revenue	40,996	40,996
Amounts due to related party	2,450	3,692

Cash used in operating activities	32,701	32,701

INVESTING ACTIVITIES
Payments for intellectual property	(2)	(2)
Purchase for equipment	(1,881)	(1,881)

Net Cash Used In Investing Activities	(1,883)	(1,883)

FINANCING ACTIVITIES
Issuance of common stock, net	-	1

Net Cash Provided By Financing Activities	-	1

Increase in Cash and Cash Equivalents	30,818	30,819

Cash and cash Equivalent - Beginning of Period	1	-

Cash and cash Equivalent - End of Period	30,819	30,819

See accompanying Notes to the Financial Statements

AMERICAN MEDIA SYSTEMS CO.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of American Media Systems Co. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB as prescribed by the United States of America Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto as at December 31, 2004.

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the three month and nine month periods ended September 30, 2005 are not necessarily indicative of the results that can be expected for the year ended December 31, 2005.

NOTE 2 - GOING CONCERN

The Company does not generate sufficient cash flow from operations to fund its activities and has therefore relied principally upon the issuance of securities for financing. The Company intends to continue relying upon the issuance of securities to finance its operations and development activities, however there can be no assurance it will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. These factors together raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3 - NEW SIGNIFICANT ACCOUNTING POLICY

Intellectual Property

Intellectual property is initially recorded at cost and amortized to operations over its estimated useful life. It is written down to its net realizable value if it is determined that its carrying value exceeds the estimated future benefits to the Company.

AMERICAN MEDIA SYSTEMS CO.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(UNAUDITED)

NOTE 4 - INVENTORY

	September 30, 2005	December 31, 2004

	$	$

Work in Progress	14,251	-
Finished Goods	2,260	-

	16,511	-

NOTE 5 - INTELLECTUAL PROPERTY

On February 15, 2005 the Company purchased the intellectual property to the Mentor Series of Instructional DVDs and the Craft College Series of Instructional DVDs for total consideration of $2 from its sole shareholder and President, Mr. A.J. Vesak.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2005, the Company's received $43,200 of donated consulting services from its President and paid (or recorded as payable) $2,400 office rent, $5,332 DVD production fees and $48 of web hosting fees to its President.

NOTE 7 - SUBSEQUENT EVENT

Subsequent to September 30, 2005, the Company completed its initial public offering by issuing 1,000,000 common shares at a price of $0.05 per share for total proceeds of $50,000.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

This Form 10-QSB includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this Form 10-QSB, other than statements of historical facts, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including operating costs, future capital expenditures (including the amount and nature thereof), and other such matters are forward-looking statements. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, such statements are not guarantees of future performance and actual results or developments may differ materially from those in the forward-looking statements. Because our stock is a penny stock, each time we refer to the Litigation Reform Act, the safe harbor does not apply.

Factors that could cause actual results to differ materially from those in forward-looking statements include: the change of business focus; continued availability of capital and financing; general economic, market or business conditions; acquisition opportunities or lack of opportunities; changes in laws or regulations; risk factors listed from time to time in our reports filed with the Securities and Exchange Commission; and other factors.

American Media Systems Co. ("AMS") is a Nevada company incorporated on December 6, 2004. We are a startup company that writes and produces instructional DVDs for the hobby and craft market and produces corporate identity DVDs.

Employees and Consultants

The Registrant has no employees. The company's CEO, A.J. Vesak is retained as a consultant.

Plan of Operations

Our specific goal is to complete the production of the Craft College line of DVDs and to secure distribution of our product through retailers and the Internet. We have raised the minimum offered so our priority of expenditures is first to pay for rent, legal and office expenses, second to secure distribution channels through retailers, third to complete the Craft College series of DVDs, and forth to market our product over the Internet. We intend to accomplish the foregoing through the following milestones:

1. We will attempt to secure additional contracts with agents to market our products to retailers throughout the United States and Canada. We have allocated $5,000 for travel and travel related expenses to secure these contracts.

2. Concurrently we will begin the production of the remaining titles in our Craft College series. We estimate that it will take approximately five months to complete the production of the Craft College series. The production process contains a series of documented steps to ensure a consistent quality and familiarity between each DVD. These steps include, but are not limited to research, talent scouting, storyboarding, scripting, shooting, editing, graphics, voice over and color timing. The final DVD then goes through a testing protocol before a master copy is produced. The production process is comprised of several key procedures that ensure consistency. All equipment and "know-how" necessary to ensure consistency was obtained as part of the agreement with Mr. Vesak. As we raised only the minimum we will limit the production to one DVD and instead focus our attention on securing contracts with additional third party agents.

3. As we near production completion we will commence our marketing efforts and expand the number of agents working on our behalf.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Through September 30, 2005 we have realized sales of $18,421 and a gross margin of $16,399. Our revenues are generated from sale of instructional DVDs and production of corporate identity DVDs. As of September 30, 2005 instructional DVD has generated $4,381 and $3,377 in revenue and gross margin, respectively, while the corporate identity DVDs have generated $14,040 in revenue with a gross margin of $13,022.

We have incurred an operating loss of $59,157 since inception. The major components to expenses faced by the company to date have been consulting fees of $43,575, rent of $8,682, depreciation of $7,955, telephone and communication of $5,242, auditing fees of $3,852, and legal and filing fees of $2,938. The balance of our expenses to date have been office expenses of $1,833, research and development fees of $859 associated with our products as well as completing the company web site for $426.

In September of 2005 we commenced preliminary work on a project to produce a corporate identity sales DVD. On October 8th, 2005 the agreement with Vancouver Film Studios was formalized. The contract has a total value of $55,783 of which $40,996 has been paid in advance with the balance payable upon completion. The received funds are recorded as deferred revenue until project completion. We have incurred $14,251 in expenses related to this project which have been recorded as Work-in-progress inventory.

As of September 30, 2005 the Company has current liabilities of $61,599 of which deferred revenue account for $40,996 and account payable $16,911. The balances of liabilities are $3,692 due to related parties. There is no long-term debt. The Company may in the future invest in short-term investments from time to time but there can be no assurance that these investments will result in profit or loss.

During the most recent quarter we paid AJ Vesak Ltd, a company wholly owned by our President and CEO AJ Vesak, $5,332 for work related to the corporate identity sales DVD. Additionally we purchased from True North Entertainment, Inc., a company wholly owned by our President and CEO AJ Vesak, fly-fishing DVDs for $71. The DVDs were purchased to complete an order from a customer.

Our future growth and success will be dependent on our ability to develop and produce products that are entertaining and educational and that we are able to secure distribution channels through various retail chains. If we cannot succeed in developing distribution channels and generate sales then our prospects for growth are substantially undermined.

Off balance-sheet arrangements

We do not have any off balance-sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent accounting pronouncements

There have been no recent accounting pronouncement since the filing of the Company's Form 10-SB, filed on June 20, 2005.

Item 3. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Control over Financial Reporting: There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II -OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submissions of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No. Exhibit Description Page No

None

(b) Reports on Form 8-K filed during the quarter.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13 day of October, 2005.

Signature	Title	Date

/s/ Alexander Vesak Alexander Vesak	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	October 13, 2005