Form 10KSB
period 2005-12-31
American Media Systems Co.
filed 2006-03-28
CIK 1318060

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

OR
☐ Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File #000-51568

AMERICAN MEDIA SYSTEMS CO.
(Name of Small Business Issuer in its charter)

NEVADA	87-0736406
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

5190 Neil Road, Suite 430,
Reno, Nevada 89502
(Address of Principal Executive Offices including Zip Code)

(866) 651-2219
(Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Act: NONE

Securities registered under Section 12(g) of the Act:
COMMON STOCK
(Title of class)

The issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days: ☒ YES ☐ NO

There is no disclosure of delinquent filers in reports to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB:☐ YES ☒ NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

The issuer's revenues for its most recent fiscal year: $107,085.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of March 22, 2006 is: $4,493,125

The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2005 and
March 22, 2006: 4,000,000 Shares Common Stock. $.00001 par value per share.

Transitional Small Business Disclosure Format: ☐ YES ☒ NO

FORWARD LOOKING STATEMENTS

Certain information in this report including statements made in "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Description of Business" and elsewhere contain "forward-looking statements". All statements other than statements of historical fact are "forward-looking statements", including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although American Media Systems believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in these forward-looking statements.

Forward-looking statements include but are not limited to:

American Media Systems' ability to implement successfully its operating strategy as described in its business plan;

Future financial performance as estimated in American Media Systems' financial projections;

American Media Systems' forecasts of market demand; and,

Highly competitive market conditions.

This list of categories of forward-looking statements should not be construed as exhaustive. American Media Systems will not update or revise any forward-looking statements.

Certain factors that could cause American Media Systems' forward-looking statements not to be correct and cause American Media Systems' actual results to materially vary from projections made in forward-looking statements as further described under the caption in Risk Factors contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this report.

ITEM 1. DESCRIPTION OF BUSINESS

(a) Business Development

American Media Systems Co is a Nevada company incorporated on December 6, 2004. We are a startup film and production company that specializes in television and feature film aerial cinematography and the production, sale and marketing of instructional DVDs for the hobby and craft industry. Our registered office is located at 350 South Center Street, Suite 500 Reno, NV 89501 and we maintain a 3000 square foot corporate office and studio at 3500 Cornett Road, Vancouver, British Columbia, V5M 2H5 Canada. Our telephone and fax numbers are 1-866-651-2219 and 1-817-549-2216, respectively and our corporate website is www.americanmediasystems.com.

On December 7, 2004 we purchased equipment with a historical cost base of $44,400 for 2,000,000 common shares from Alexander Vesak, our founder. The equipment includes all camera, lighting, audio, and editing equipment necessary to produce the instructional DVDs. On December 13, 2004 we signed a marketing agreement with Texas based Brand Specialists LLC whereby Brand Specialists LLC retains an exclusive right to market our products to Neighborhood Markets, Wal-Mart, Sam's Club and Wal-Mart SuperCenters in the United States and Canada. On June 14, 2005 we signed a marketing agreement with Utah based Memories Complete whereby Memories Complete retains an exclusive right to market our products to QVC, a home shopping network.

On February 15, 2005 we entered into an agreement with Mr. Vesak, our founder and purchased the intellectual property rights to his instructional DVDs on fly-fishing and crafting. The agreement to purchase the intellectual property includes, but is not limited to, all know-how, inventions, patents, revisions, marks, web sites, and copies thereof. The purchase price for the intellectual property was $1 for each series of DVDs (see exhibit 10.2 and 10.3 for the two purchase agreements). On October 8, 2005 we finalized an agreement with Vancouver Film Studios (VFS) for the completion of their corporate identity media production. The contract which had a total value of $58,199 was completed on December 1, 2005. (See exhibit 10.5 for the agreement with VFS). American Media Systems Co. rents a 3,000 square foot studio production facility from VFS. Our film and production segment has become the main focus of our business efforts and generated revenue of $99,945 during 2005 or 93% of total revenue for the year.

(b) Business of the Issuer

Our auditors have issued a going concern opinion suggesting there is a real possibility that we will not be able to maintain our operations. We complete our first sale in the second quarter of 2005 and generated a total of $107,085 in revenues through the rest of the year and achieved losses of $35,640 in 2005.

We produce film and media productions specializing on aerial cinematography and we write and produce instructional video in DVD format for the hobby and craft market. The film and media productions segment of our business is characterized by contract work that has clearly defined commencement and completion dates over short engagement periods of days or months. The business relies on the specific skill sets of various consultants and Mr. Vesak. Mr. Vesak and our various consultants are vital in securing recurring contracts.

We are also marketing two instruction DVD series, the first on hobbies, called Mentor Media and the second on crafting, called Craft College. The hobby series currently includes 6 DVDs on fly-fishing and fly tying techniques for still water and stream fly-fishing. Each DVD is a step by step "how-to" guide that shows viewers how to tie a variety of flies from fly fisherman and describes which flies to use depending on weather, location and feeding habits of local fisheries. The series is distributed through a limited number of retailers and through the Internet at our website www.go-fly-fishing.com.

Craft College is a 5-subject series devoted to the craft market. The DVD series instructs users on the tips and techniques associated with each respective craft. The series includes candle making, beading, card making, knitting and scrapbooking across three levels of expertise; beginners, intermediate, and advanced. We have completed two subjects, knitting and scrapbooking totaling six DVD titles and are in final production on the third title in the series, Card Making. Each craft DVD shows viewers the various tips and techniques required to successfully complete the featured craft projects. Each series features varying levels of complexity from beginners to intermediate to advanced, each providing new techniques to complete increasingly sophisticated craft projects. The titles are currently being marketed through a limited number of retailers and through our website at www.craftcollege.com.

Our instructional DVDs are not unique in comparison to competitors' products and we do not have any intention of filing or securing any intellectual property protection for the contents of the DVDs.

Marketing Plan

Mr. Vesak is a member of the Directors Guild of Canada (DGC) and the International Alliance of Theatrical Stage Employees (IATSE) and he is listed in their directories for the services we provide. The listings generate contacts and requests from companies and studios requiring film and production services. We have developed a 5-minute corporate awareness DVD of completed American Media Systems' film and media projects. The DVD shows out-takes from TV, feature films, and corporate commercials and showcases the type and quality of services we provide for our clients. The DVD is being distributed independently to advertising agencies and to other prospective clients. It is also warehoused in the DGC library for review by prospective clients.

We are marketing our instructional DVDs online. We utilize inbound links to connect directly to our website from external sites. Potential customers can simply click on these links and connect to our website from search engines such as Google and Overture and community and affinity sites. In addition to selling the product directly from our web site we are distributing through the Internet site Ebay.com and will commence marketing through Amazon.com.

Our marketing plan calls for the utilization of agents to secure distribution through multi-store chains and mass merchandisers such as Wal-Mart and Michaels. We have not entered into any agreements with agents other than Brand Specialists and Memories Complete and anticipate costs to secure additional agency agreements. For the numerous small specialty stores we will seek to penetrate this market through the use of business-to-business members only warehouses such as Sams Club and Costco. Business-to-business stores are retailers whose customers are primarily buying products for resale to other consumers.

We will build upon our existing Internet and limited retail distribution channels to secure new channels. This will include the production of additional marketing materials, including PowerPoint presentations and other similar materials. Additionally and as part of our distribution and marketing campaign, we will market and sell our products online and through established retailers. We have announced the upcoming release of our Card Making DVD on the Craft College website.

Industry

The film and production segment operates within the film and advertising industries in British Columbia, Canada. According to the BC Film Commission, in 2004 CDN$801 million was spent on 194 different film and television productions in British Columbia. With our emphasis on aerial cinematography we have become a major service provider of this niche market. Our service is not unique and there are other companies, both locally and internationally, that provide the same and or similar service. Although we have built up a solid reputation in the industry and are currently able to secure contracts based on that reputation there can be no guarantee that this will be sufficient to secure contracts on an ongoing basis.

In addition to facing competition from local and international firms, our expertise is geographically constrained making it difficult to open new markets in other areas. To grow our business we are dependent on the continued success and growth of the British Columbia film and advertising industry.

The instructional DVD segment operates within the hobby and craft industry. The crafting sector is set to benefit from favorable demographics, particularly a more affluent baby boomer population, continued strength in investments in the home and purchases of new homes and an increasing focus on home-based, family activities. According to the executive summary of the most recent industry survey published by the Hobby Industry Association in 2002 the size of the craft market at that time was estimated in excess of $29 billion.

Based on the most recent national survey of fishing and hunting published by the U.S. Fish and Wildlife Services and the American Sportsfishing Association in 2001 there were 44 million people in America who practice sportsfishing with total retail sales of sportsfishing and related products estimated to be in excess of $41 billion. It is nearly impossible to characterize sportsfishermen, also known as anglers, as a group because sportfishing is practiced by such a large and diverse number of Americans and the following information must be viewed with caution.

The reports from the Hobby Industry Association, U.S. Fish and Wildlife Services and the American Sportsfishing Association are from 2001 and 2002. Significant changes might have occurred since their publication. Readers are cautioned about drawing conclusions on the current size of the markets based on these reports.

The market in which we intend to sell our products is highly fragmented, containing thousands of stores nationwide operated primarily by small, independent retailers along with a few regional chains. There are however several major chains including Wal-Mart, Michaels, Hobby Lobby, The Sports Authority, and Bass Pro Shops that make up a majority of the market share. Michaels is the biggest specialty craft store with approximately 10% of the market. Bass Pro Shops is the nation's leading outdoor sports retailer with 25 Outdoor World stores throughout the east and south-east of the US and Canada. There are many different types of retailers in the hobby industry with the following categories making up the industry:

Multi-store chains. This category includes several multi-store chains each operating more than 25 stores and comprises: Michaels Stores Inc., which operates approximately 1,000 stores across the U.S. and Canada, Hobby Lobby, which operates approximately 320 stores in 27 states, primarily in the Midwestern and Southern United States; A.C. Moore Arts & Crafts, Inc., which operates approximately 80 stores in the mid-Atlantic and Northeast regions; Jo-Ann superstores (operated by Jo-Ann Stores, Inc.), which operates approximately 89 stores across the country; Garden Ridge Corporation, which operates approximately 36 stores in 13 states, primarily in the Midwestern and Southern United States; The Sports Authority which operates 384 stores in 45 states; and Bass Pro Shop which operates approximately 25 stores primarily east of the Mississippi.

Small, local specialty retailers. This category includes thousands of local "Mom & Pop" retailers. Typically, these are single store operations managed by the owner. The stores generally offer a limited selection and have limited resources for advertising, purchasing, and distribution. Many of these stores have established a loyal customer base within a given community.

Mass merchandisers. This category includes companies such as Wal-Mart Stores, Inc. Kmart, and Walgreen's and other mass merchandisers. These retailers typically dedicate a small portion of their selling space to a limited selection of hobby supplies, seasonal merchandise, and outdoor recreation merchandise.

Competition

Film and Production - Our competition is made up primarily of large companies from several industries including, film and production and publishing as well as a large number of smaller companies and individuals. The overwhelming majority of our competitors are larger than us and have a longer history of operations and greater financial resources.

The film and production industry in British Columbia is made up of several large companies that are geographically concentrated in Vancouver and surrounding municipalities. There are a total of 5 large companies that dominate the industry. Our products and services are not unique.

Instructional DVD - The book publishing industry, which currently accounts for the majority of the instructional material sold in hobby stores dominate the industry. We believe that it is the natural progression of this industry to venture into digital formats like DVD, for dissemination of their instructional material. These companies have a level of expertise both in education and specific hobbies that has been accumulated over years of operations. These companies have also established relationships with specialty retailers and with many consumers as the trusted source for instructional material.

Media companies produce DVDs to target an already captive audience of purchasers of their trade magazines. Many of these companies specialize in niche areas within the hobby and craft industry and as these players move into the DVD market it will be difficult for us to compete. One example is Primedia, specializes in scrapbooking and card making. Primedia has a series of four instructional DVDs marketed under the name Simple Starters. We also face competition from a large number of individual sport fishermen and small companies that make and sell their own instructional fly-fishing DVDs. A search on Google for the term "fly tying DVD" brought up 738,000 hits giving an indication of the number of people and companies selling products on the Internet. The majority of the DVDs for this segment retail for approximately $25.00 with prices ranging from approximately $19 to $35. It will be difficult for us to differentiate our product from the other products and suppliers in this market place.

Raw Materials and Suppliers

We have multiple foreign and domestic sources of supply for substantially all of our material requirements. The raw materials and various purchased components required for our products have generally been available in sufficient quantities.

Customers

Our production revenue has been realized through a limited number of customers with 59% from only one customer. Our DVD sales have also been realized through a limited number of retailers with approximately 83% from only three retailers. For both of our business segments combined 55% of our revenue was derived from one customer. Our business will suffer if we loose any of our clients.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

Although the Company believes that its operations do not infringe on any trademark or copyright or other proprietary rights of third parties, there can be no assurance that those parties will not assert that our business procedures infringe their proprietary rights. We have no assurance that third parties will not obtain, or do not have, patents covering features of our operations, in which event we or our customers might be required to obtain licenses to use such features. If a patent holder refuses to grant a license on reasonable terms or at all, we may be required to alter certain products or stop marketing them.

Development Activities

Information regarding the Company's development activities is included in Footnote 1 to the Financial Statements and is incorporated by reference herein.

Impact of Environmental Laws

We are not aware of any federal, state, or local environmental laws that would effect our operations.

Employees

We presently have no full-time employees. We have oral agreements with several consultants to perform film and production services when needed. Our officer, director, and consultants are currently not represented by a collective bargaining agreement.

Reports to Shareholders

We intend to furnish shareholders with annual reports containing audited financial statements and such other periodic reports as we may determine to be appropriate or as may be required by law. Upon the effectiveness of this Registration Statement, we will be required to comply with periodic reporting, proxy solicitation and certain other requirements by the Securities Exchange Act of 1934. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding us at the SEC website (http://www.sec.gov).

Transfer Agent and Registrar

Our transfer agent is Interwest Transfer Co Inc. 1981 East 4800 South, Suite 100 PO Box 17136, Salt Lake City, UT 84117.

Risk Factors

Our common shares must be considered a speculative investment. Readers should carefully consider the risks described below before deciding whether to invest in shares of our common stock. If we do not successfully address the risks described below, there could be a material adverse effect on our business, financial condition or results of operations, and the trading price of our common stock may decline and investors may lose all or part of their investment. We cannot assure any investor that we will successfully address these risks.

The purchase of the common shares involves a number of significant risk factors. Purchasers of common shares should consider the following:

Our auditors have indicated that our inability to generate sufficient revenue raises substantial doubt as to our ability to continue as a going concern. Our audited financial statements for the period ended December 31, 2005 were prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, our auditors have indicated that our inability to generate sufficient revenue raises substantial doubt as to our ability to continue as a going concern.

There are legal restrictions on the resale of the common shares offered herein, including Penny Stock Regulations under the U.S. Federal Securities Laws. These restrictions may adversely affect the ability of investors to resell their shares. Our Articles do not restrict the sale or transfer of the securities offered hereby however such sale or transfer must be made in full compliance with applicable state and federal securities laws. Our securities are subject to the penny stock rules, which apply generally to equity securities with a price of less than $5.00 per share, other than securities registered on certain national exchanges or quoted on the NASDAQ system. The transaction costs associated with penny stocks are high, reducing the number of broker-dealers willing to engage in the trading of our shares. This results in reduced liquidity and an increase in the spread between the bid and ask price. Investors should be aware that the level of trading activity on the secondary market can be very illiquid and investors may find it expensive and difficult to sell their shares.

We have a limited history of operations and unless we are able to successfully expand DVD distribution channels, our business and operating results will suffer. We have only just begun the activities described herein and there is no certainty that we will be successful in expanding distribution channels for our DVDs. To date, we have limited sales and even if revenues meet levels we anticipate, we could sustain losses, and our business and the price of our common stock may be harmed. See notes accompanying financial statements for information on our history of losses and anticipation of continued losses.

To date we have generated limited revenues from operations and we may have additional capital requirements to continue our operations but they might not be available to us on favorable terms or at all, and if unavailable our ability to run our business will be impaired. As of December 31, 2005 we had working capital of $65,076. As a result, it will be difficult to expand our operations and unless we are able to do so we will be dependent upon future financings to sustain and grow our business. If we are unable to generate sufficient revenues to cover operating expenses or raise additional funds, we will unlikely establish or maintain our business operations. We currently have no other plans or arrangements to raise capital for our business.

If we lose the services of Alexander Vesak, our President and director or Patricia Castillo, our other director, we will be left without management and effective corporate governance. Mr. Vesak has a thorough knowledge of television and feature film production and instructional DVD production and Ms Castillo has expertise in marketing and in particular retail marketing through major retailers. The loss of their services will likely result in the failure of our business.

Neither Mr. Vesak nor Ms. Castillo has experience in financial accounting. They have no prior public company experience and they have limited experience in financial accounting. They will have to devote considerable time to the preparation of Exchange Act reporting documents and their lack of experience may result in errors. There can be no assurance that errors made will not cost the company and reduce the value of your investment.

We rely on consultants and if we are unable to retain these or other similarly qualified individuals, we may not be able to carry out our business operations. We are dependent upon service providers, particularly editors, writers, production personnel and agents such as Brand Specialists and Memories Complete. Loss of their services would adversely affect our business and our ability to maintain our operations or develop new products and services. We have not entered into any employment or non-competition agreements with these individuals and do not plan to in the future. Our success will depend on our ability to attract and retain qualified personnel. If we cannot attract and retain the necessary individuals our operating results will suffer.

Costs associated with our business, including production and input costs are not fixed and might increase, creating uncertainty about our ability to meet our plan of operations. We have not established long term contracts with our consultants or other third party suppliers. The lack of long-term contracts could result in an increase in what we pay these individuals for their services. An increase in the production costs will reduce our margins and might make the production of our DVDs uneconomical leading to the failure of our business.

We are in development stage and have conducted limited market research on the viability of our products. There is no guarantee that we will be able to sell enough of our products and services to generate a profit and failure to become profitable will result in the failure of our business. The market for our products is limited in scope and there is no assurance that our products will generate market acceptance and result in sales. We have developed the products after limited market research and there is no assurance that we will be able to respond to the rapidly evolving market associated with retail sales. The inability to sell our products will result in the failure of our business.

Our products may infringe on other patented, trademarked or copyrighted products. Litigation arising out of infringement or other commercial disputes could cause us to incur expenses and impair our competitive advantage. We cannot be certain that our instructional DVDs do not, or will not, infringe upon patents, trademarks, copyrights or other intellectual property rights held by third parties. In addition, since we rely on third parties to help us develop and support our products, we cannot ensure that litigation will not arise from disputes involving these third parties. We may incur substantial expenses in defending against prospective claims, regardless of their merit. Successful claims against us may result in substantial monetary liability, significantly impact our results of operations in one or more quarters or materially disrupt the conduct of our business.

We do not carry product liability insurance and any claims arising out of the use of our products may result in judgments that we will be unable to satisfy. We have not purchased product liability insurance for our DVDs and do not intend to in the future. Any personal injury resulting from the use of our DVDs may result in litigation and subsequent monetary judgments against the company that we may not be able to satisfy.

Part of our success depends on our ability to develop, maintain and increase our DVD sales distribution channels. To date we have secured only limited distribution through retailers. The inability to establish additional retail distribution channels, may severely limit our growth prospects. Part of our business success is dependent on our ability to develop, maintain and expand our retail DVD distribution channels. Revenues derived there from represent vital funds for our continued operations. The loss or damage of any of our business relationships and or revenues derived there from may result in the inability to market and produce our DVDs.

We are relying on third party agents to assist us in establishing distribution channels for our DVDs. Our contracts with Brand Specialists and Memories Complete are the only contracts we have signed with third party agents and if these relationships are terminated our ability to establish retail distribution channels will be severely curtailed. To date Brand Specialists and Memories Complete have been unsuccessful in securing a distribution channel for our products. We will seek to enter into additional relationships with other agents. However, there can be no assurance that our current agents will be successful in establishing sales distribution channels and if we are unable to secure sales, enter into additional agent agreements or our current agents decides to cease representing us our business will suffer.

We face intense competition in the market from larger more established companies that offer a wider array of products. These competitors will make it difficult for us to offer competing products and grow our business. Companies that are larger, better funded, and have longer operating histories dominate our industry. These companies may develop superior products and services that achieve greater market acceptance than ours. They also have established relationships with retailers that may make it difficult to place and sell our products. Our limited experience, resources, and relationships will make it difficult for us to develop products that can compete with any superior product. It will also limit our ability to establish distribution channels for our products and create the sales and revenue needed to grow our business.

Employees and Consultants

We are a development stage company and other than our executive officer, Mr. AJ Vesak (President) we do not have any employees.

Research and Development

We did not incur any research and development expenditures for the fiscal years ended December 31, 2005 or 2004.

Patents, Licenses, Trademarks, Franchises, Concessions, or Royalty Agreements

We currently do not own, legally or beneficially, and are not a party to any patents, licenses, trademarks, franchises, concessions, or royalty agreements.

(c) Reports to security holders

This 10KSB is filed voluntarily and we intend to continue filing periodic reports even if our obligations are suspended under the Exchange Act as far as it is required under the Exchange Act.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's corporate headquarters are located at 5190 Neil Road, Suite 430, Reno, NV 89502. We maintain a corporate office and film and production facilities at 3500 Cornett Road, Vancouver, BC V5M 2H5.

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings to which we are subject to or which are anticipated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Registrant's shareholders in the fourth quarter of the Registrant's fiscal year.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market information

Our shares were listed for trading on the OTC Bulletin Board inter dealer quotation operated by the National Quotation Bureau under the symbol AMSY on December 2nd, 2005. No trades of our shares occurred during 2005.

At March 22, 2006, there were 4,000,000 common shares issued and outstanding.

(b) Holders

At March 22, 2006, there were 58 holders of record plus common shares held by brokerage clearing houses, depositories or otherwise in unregistered form.

(c) Dividends

We have not declared any cash dividends nor are any intended to be declared. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for property acquisition, exploration and development for the foreseeable future.

(d) Securities authorized for issuance under equity compensation plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and right	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	0	0	0

Equity compensation plans approved by security holders	0	0	0

Total	0	0	0

Recent sales of Unregistered Securities and Use of Proceeds

Since inception, the Registrant has sold the following securities which were not registered under the Securities Act of 1933, as amended.

Name and Address	Date	Shares	Consideration

Alexander J. Vesak Rosehill Wynd, Delta, BC Canada	Dec 7, 2004	2,000,000	$44,400

We issued the foregoing restricted shares of common stock to our present officer and director, Alexander Vesak pursuant to Section 4(2) of the Securities Act of 1933. He was a sophisticated investors, was officers and directors at the time of purchase, and was in possession of all material information relating to the company. Further, no commissions were paid to anyone in connection with the sale of the shares and general solicitation was not made to anyone.

This use of proceeds information is being disclosed pursuant to our SB-2 registration statement file # 333-123164 declared effective on July 15, 2005. The offering commenced on July 16, 2005 and was terminated on October 3, 2005 with 2,000,000 shares of common stock issued and $50,000 raised.

Pursuant to the SB-2 registration statement we registered 4,000,000 shares for sale by the issuer for maximum proceeds of $100,000 of which 2,000,000 shares were sold for total proceeds of $50,000.

There was no underwriter in the offering and no funds have been paid for underwriting discounts or commissions, finders' fees, or to underwriters in connection with the offering.

We have paid total expenses of $10,787 including legal, audit, and transfer agent fees. All these fees were paid directly by the issuer and none of the fees were paid to a director, officer, 10% security owners, or any individual or firm with insider or related party affiliation with the issuer.

Net proceeds to the issuer after taking account of expense related with the registration statement is $39,213. From the effective date to December 31, 2005 the issuer has used $8,057 for Rent, general legal, and office expenses and $4,195 for production of DVDs for a total of $12,252 of the net offering proceeds.

Penny Stock

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker"s or dealer"s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and; (f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that is subject to these penny stock rules. Therefore, because our common stock is subject to the penny stock rules, stockholders may have difficulty selling those securities.

Our securities consist of common stock with a par value of $0.00001 per share. On January 27th, 2006 we affected a stock split of our common stock on a 2 for 1 basis. Our authorized capital is 50,000,000 common shares of which 4,000,000 common shares are issued and outstanding as of March 22, 2006. All of our common stock, issued and unissued, is of the same class and ranks equally as to dividends, voting powers and participation in our assets on a winding-up or dissolution. No common shares have been issued subject to call or assessment. Each common share is entitled to one vote with respect to the election of directors and other matters. The shares of common stock do not have cumulative voting rights.

Therefore, the holders of a majority of shares voting for the election of directors can elect all the directors then standing for election, if they chose to do so, and in such event the holders of the remaining shares will not be able to elect any directors. Our President currently beneficially owns 50.6% of the outstanding shares of the company's common stock and is in a position to influence all matters subject to stockholder vote. See "Security Ownership of Certain Beneficial Owners and Management."

The common shares have no preemptive or conversion rights, and no provisions for redemption, purchase for cancellation, surrender of sinking fund or purchase fund.

Neither our Articles of Incorporation nor our Bylaws contain specific provisions that would delay, defer or prevent a change in control. However, approximately 46,000,000 million common stock shares are authorized but unissued as of March 22, 2006. All of such authorized but unissued shares will be available for future issuance by the Board of Directors without additional shareholder approval. These additional shares may be used for a variety of purposes, including future offerings to raise additional capital or to facilitate acquisitions. One of the effects of the existence of unissued and unreserved common stock may be to enable the Board of Directors to issue shares to persons friendly to current management, which could render more difficult or discourage an attempt to obtain control of American Media Systems by means of a merger, tender offer, proxy contest or otherwise, and thereby protect the continuity of management. Such additional shares also could be used to dilute the stock ownership of persons seeking to obtain control of American Media Systems.

Preferred Stock

Our articles of incorporation do not authorize any shares of preferred stock.

Share Purchase Warrants

We have not issued and do not have outstanding any warrants to purchase shares of our common stock.

Options

We have not issued and do not have outstanding any options to purchase shares of our common stock.

Convertible Securities

We have not issued and do not have outstanding any securities convertible into shares of our common stock or any rights convertible or exchangeable into shares of our common stock.

Nevada Anti-Takeover Laws

Nevada Revised Statutes sections 78.378 to 78.379 provide state regulation over the acquisition of a controlling interest in certain Nevada corporations unless the articles of incorporation or bylaws of the corporation provide that the provisions of these sections do not apply. Our articles of incorporation and bylaws do not state that these provisions do not apply. The statute creates a number of restrictions on the ability of a person or entity to acquire control of a Nevada company by setting down certain rules of conduct and voting restrictions in any acquisition attempt, among other things. The statute is limited to corporations that are organized in the state of Nevada and that have 200 or more stockholders, at least 100 of whom are stockholders of record and residents of the State of Nevada; and does business in the State of Nevada directly or through an affiliated corporation. Because of these conditions, the statute currently does not apply to our company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a) Plan of operation

We do not expect to purchase or sell significant equipment nor do we expect significant changes in the number of employees.

Our specific goal is to expand on our customer base for our film and media productions, to secure distribution of our instructional DVDs through retailers, our web sites and other non-proprietary web sites, and to complete the production of the Craft College line of DVDs. With the funds we currently have our priority of expenditures is to pay rent, legal, audit and transfer agent fees and those related to our Exchange Act reporting obligations. Second to secure distribution channels through retailers, third to market our product over the Internet, and forth to complete the Craft College series of DVDs. We intend to accomplish the foregoing through the following milestones:

1. Continue to distribute our film and production demo reel to various advertising and creative agencies.

2. Continue to distribute our corporate awareness DVD to prospective advertising agencies and other firms we believe fit within the target market for our services.

3. Continue to secure additional contracts with agents to market our instructional DVDs to retailers throughout the United States and Canada. We anticipate preparing additional marketing materials to help assist in this effort.

4. Complete production of the Card Making DVD titles. The production process contains a series of documented steps to ensure a consistent quality and familiarity between each DVD. These steps include, but are not limited to research, talent scouting, storyboarding, scripting, shooting, editing, graphics, voice over and color timing. The final DVD then goes through a testing protocol before a copy is produced. The production process is comprised of several key procedures that ensure consistency.

5. We will also continue our online marketing strategy and implement the campaign in an effort to facilitate sales through our web sites. The campaign will encompass the purchase of search terms on search engines such as Google and Overture.

(b) Results of Operations

During the fiscal year ending December 31, 2005, we incurred an operating loss of $32,902 (2004 - loss of $8,714). The major components to expenses faced by the company to date have been consulting fees of $52,800 (2004 - $375), rent of $15,495 (2004 - nil), telephone and communication of $13,408 (2004 - nil), depreciation of $10,555 (2004 - 697), auditing fees of $8,752 (2004 - 3,600), , and legal fees of $4,978 (2004 - 3,664). The balance of our expenses during 2005 have been office of $3,566 (2004 - nil), transfer agent fees of $1,970 (2004 - nil), loss on foreign exchange of $894 (2004 - nil), bank and interest charges of $359 (2004 - nil), and website and software maintenance of $48 (2004 - 378).. As of December 31, 2005 the Company has $16,383 in accounts payable (2004 - nil), $10,311 in accrued liabilities (2004 - $6,100), $5,836 in sales and corporate income taxes payable (2004 - nil), and $ 3,692 due to a related party (2004 - $1,242). There is no long-term debt. The Company may in the future invest in short-term investments from time to time but there can be no assurance that these investments will result in profit or loss.

Our future growth and success will be dependent on our ability to develop and produce products that are entertaining and instructional and that we are able to secure distribution channels through various retail chains. If we cannot succeed in developing distribution channels and generate sales then our prospects for growth are substantially undermined. Without additional capitalization our capacity to survive as a going concern, much less achieve growth, is doubtful.

On June 14, 2004 we entered into an agreement with Memories Complete.("Memories") under which we committed to pay to Memories a performance fee of 5% of our net merchandise sales to QVC. We may terminate the contract giving 60 days notice. Memories is entitled to continue receiving the 5% performance fee for one year after termination of the contract and for all future sales of products in which Brand actively participated in placing the merchandise with a retailer.

The following table shows breakdown of revenues by business segment for the year ending December 31, 2005.

	Year ending
	December 31, 2005

	Revenue	% of Total
Film and production	$ 99,945	93,3%
Instructional DVD	$ 7,140	6.7%

TOTAL	$ 107,085	100%

No engineering, management or similar report has been prepared or provided for external use in connection with the offer of our securities to the public.

Liquidity and Capital Resources

During the twelve months ended December 31, 2005 we secured $50,000 in capital through the issuing of 2,000,000 common stock pursuant to our SB-2 registration statement which was declared effective on July 15th, 2005. During the period ended December 31, 2004 we issued 2,000,000 common shares to our founder for $44,400 in capital assets.

During the twelve months ended December 31, 2005 the Company invested $8,995 in production of DVD, $1,881 in equipment, and $2 in intellectual property. During the period ended December 31, 2004 we did not have any investment activities.

At December 31, 2005 our current assets totaled $101,298 compared to $1 at the beginning of the fiscal year. Our current assets at December 31, 2005 consisted of $87,821 in cash, $5,894 in prepaid expenses, $5,189 in accounts receivable and $2,394 in inventory. At December 31, 2004 our current assets consisted entirely of cash. Our current liabilities at December 31, 2005 were $36,222 (2004: $7,342). Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We believe our existing cash balance is sufficient to carry out our normal operations for the next twelve months. To the extent that we may require additional funds to support our operations or the expansion of our business, we may sell additional equity or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to our company or on acceptable terms.

We do not expect any significant purchases of plant and equipment or any increase in the number of employees in the near future.

(c) Off-blance sheet arrangements

We do not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

Index to Financial Statements:

1. Audited consolidated financial statements for the fiscal year ending December 31, 2005 and period ended December 31, 2004 including:

F-1 Report of Independent Registered Public Accounting Firm;

F-2 Balance Sheets;

F-3 Statements of Operations;

F-4 Statements of Cash Flows;

F-5 Statement of Stockholders' Equity; and

F-6 Notes to Financial Statements.

Vellmer & Chang
Chartered Accountants *

505 - 815 Hornby Street
Vancovuer, B.C., V6Z 2E6
Tel: 604-687-3773
Fax: 604-687-3778
E-mail: info@vellmerchang.com
* denotes a firm of incorporated professionals

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
American Media Systems Co.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of American Media Systems Co. as at December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2005, the 26 day period ended December 31, 2004 and the period cumulative from inception on December 6, 2004 to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of American Media Systems Co. as at December 31, 2005 and 2004 and the results of its operations and its cash flows for the year ended December 31, 2005, the 26 day period ended December 31, 2004 and the period cumulative from inception on December 6, 2004 through to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not generate sufficient cash flow from operations to fund its activities and has therefore relied principally upon the issuance of securities for financing, however there can be no assurance it will continue to be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. These factors together raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also discussed in Note 1. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Vancouver, Canada March 10, 2006	"Vellmer & Chang" Chartered Accountants

AMERICAN MEDIA SYSTEMS CO

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

AMERICAN MEDIA SYSTEMS CO
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
As at	2005	2004

ASSETS
CURRENT ASSETS

Cash	$ 87,821	$ 1
Account receivable	5,189	-
Prepaid expenses	5,894	-
Inventory (Note 3)	2,394	-

	101,298	1
EQUIPMENT (Note 4)	35,029	43,703
INTELLECTUAL PROPERTY (Note 5)	2	-
DEFERRED DVD PRODUCTION COSTS (Note 6)	8,215	-

TOTAL ASSETS	$ 144,544	$ 43,704

LIABILITIES
CURRENT LIABILITIES

Accrued liabilities	$ 10,311	6,100
Accounts payable	16,383	-
Sales taxes payable	3,098	-
Corporate income taxes payable (Note 13)	2,738	-
Advances from a related party (Note 7)	3,692	1,242

TOTAL LIABILITIES	36,222	7,342

STOCKHOLDERS' EQUITY

COMMON STOCK (Note 8)
Authorized:
50,000,000 common shares, $0.00001 par value
Issued and outstanding:
4,000,000 common shares (December 31, 2004: 2,000,000)	40	20

ADDITIONAL PAID-IN CAPITAL	94,360	44,380

DONATED CAPITAL (Note 9)	58,276	676

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE	(44,354)	(8,714)

TOTAL STOCKHOLDERS' EQUITY	108,322	36,362

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 144,544	$ 43,704

See accompanying Notes to the Financial Statements

AMERICAN MEDIA SYSTEMS CO
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2005	Year ended December 31, 2004	Cumulative From Inception of Development Stage on December 6, 2004 Through December 31, 2005

REVENUE	$ 107,085	$ -	$ 107,085

COST OF GOODS SOLD	(27,162)	-	(27,162)

GROSS PROFIT	79,923	-	79,923

GENERAL AND ADMINISTRATIVE EXPENSES

Audit fees	8,752	3,600	12,352
Bank charges and interest	359	-	359
Consulting fees	52,800	375	53,175
Depreciation	10,555	697	11,252
Loss on foreign exchange	894	-	894
Legal fees	4,978	3,664	8,642
Office	3,566	-	3,566
Rent	15,495	-	15,495
Telephone and communication	13,408	-	13,408
Transfer agent fees	1,970	-	1,970
Website and software maintenance	48	378	426

	(112,825)	(8,714)	(121,539)

LOSS FROM OPERATIONS	(32,902)	(8,714)	(41,616)

CORPORATE INCOME TAX EXPENSE	(2,738)	-	(2,738)

NET (LOSS)	$ (35,640)	$ (8,714)	$ (44,354)

BASIC AND DILUTED (LOSS) PER SHARE	$ (0.014)	$ (0.004)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,493,151	2,000,000

See accompanying Notes to the Financial Statements

AMERICAN MEDIA SYSTEMS CO
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Shares	Stock Amount	Additional Paid-in Capital	Donated Capital	Deficit Accumulated During Development Stage	Total Stockholders' Equity (Deficiency)

		$	$	$	$	$
Balance, December 06, 2004	-	-	-	-	-	-
Issue of common stock for cash at $0.50 per share on December 6, 2004	2	-	1	-	-	1
Cancellation of common stock	(2)	-	(1)	1	-	-
Issue of common stock for assets at $0.0222 per share on December 7, 2004	2,000,000	20	44,380	-	-	44,400
Donated services (Note 9)	-	-	-	675	-	675
Net (loss) for the period	-	-	-	-	(8,714)	(8,714)

Balance, December 31, 2004	2,000,000	20	44,380	676	(8,714)	36,362

Issue of common stock for cash at $0.025 per share on October 3, 2005	2,000,000	20	49,980	-	-	50,000

Donated services (Note 9)	-	-	-	57,600	-	57,600

Net (loss) for the year	-	-	-	-	(35,640)	(35,640)

Balance, December 31, 2005	4,000,000	40	94,360	58,276	(44,354)	108,322

See accompanying Notes to the Financial Statements

AMERICAN MEDIA SYSTEMS CO
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative
			From
			Inception of
			Development
			Stage on
			December 6, 2004
	Year ended	Year ended	Through
	December 31,	December 31,	December 31,
	2005	2004	2005

OPERATING ACTIVITIES
Loss from operations	$ (35,640)	$ (8,714)	$ (44,354)

Items not requiring cash outlay

Consulting fees	52,800	375	53,175
Depreciation	10,555	697	11,252
Website and software maintenance	-	300	300
Amortization of deferred DVD production costs	780	-	780

Cash provide by (used in) changes in operating assets and liabilities:
Accounts receivable	(5,189)	-	(5,189)
Prepaid expenses	(5,894)	-	(5,894)
Inventory	(2,394)	-	(2,394)
Accounts payable	14,447	-	14,447
Sales taxes payable	3,098	-	3,098
Accrued liabilities	4,211	6,100	10,311
Corporate income taxes payable	2,738	-	2,738
Advances from a related parties	2,450	1,242	3,692

Net cash provided by operating activities	41,962	-	41,962

FINANCING ACTIVITIES
Issuance of common stock for cash	50,000	1	50,001

Net cash provided by financing activities	50,000	1	50,001

INVESTING ACTIVITIES

Payments for intellectual property	(2)	-	(2)
Production of DVDs	(2,259)	-	(2,259)
Purchase of equipment	(1,881)	-	(1,881)

Net cash used in investing activities	(4,142)	-	(4,142)

INCREASE IN CASH	87,820	1	87,821

CASH AT BEGINNING OF PERIOD	1	-	-

CASH AT END OF PERIOD	$ 87,821	$ 1	$ 87,821

See accompanying Notes to the Financial Statements

AMERICAN MEDIA SYSTEMS CO
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest expense	16	-	16
Corporate income taxes	2,738	-	2,738
Loss on foreign exchange	894	-	894

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Purchase of equipment in exchange for 2,000,000 of the Company's common stock at a price of $0.0222 per share	-	44,400	44,400

Donated services	57,600	676	58,276

See accompanying Notes to the Financial Statements

AMERICAN MEDIA SYSTEMS CO
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 1 - NATURE OF OPERATIONS

The Company was incorporated under the laws of the State of Nevada on December 6, 2004. It is a development stage film and production company that specializes in television and feature film aerial cinematography and the production, sale and marketing of instructional DVDs for the hobby and craft industry.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Year End

The Company has elected a December 31st fiscal year end. The accompanying financial statements cover the year ended December 31, 2005 and the initial short fiscal year from inception of the Company on December 6, 2004 to December 31, 2004.

(b) Principles of Consolidation

The consolidated financial statements of the Company include the accounts of American Media Systems Co., a Nevada incorporated company, and American Media Systems Canada, Ltd. a British Columbia incorporated company. American Media Systems Co. owns 100% of the issued and outstanding shares of American Media Systems Canada Ltd.

All significant intercompany balances and transactions have been eliminated on consolidation.

(c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2005, the Company has cash and cash equivalents in the amount of $US nil which are over the federally insured limit (December 31, 2004 - $US nil).

(d) Inventory

Raw materials and supplies and work in progress are valued at the lower of cost and replacement cost, the cost being determined using the first in, first out method. Work in progress includes raw materials, labour and production overhead.

Finished goods inventories are valued at the lower of cost and net realizable value, the cost being determined using the first in, first out method.

(e) Equipment

Equipment is initially recorded at cost and amortized to operations over its estimated useful life at the following amortization rates and methods:

AMERICAN MEDIA SYSTEMS CO
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(e) Equipment (Continued)

Computer equipment	30% declining balance per annum
Furniture and fixtures	20% declining balance per annum
Video production equipment	20% declining balance per annum

Equipment is written down to its net realizable value if it is determined that its carrying value exceeds the estimated future benefits to the Company.

(f) Revenue Recognition

The Company recognizes revenue when the following criteria have been met:

i. The Company has obtained a contract or a written request from the customer;

ii. the Company has shipped its merchandise to the customer;

iii. the Company is reasonably assured that the revenue is collectible.

(g) Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $nil for the year ended December 31, 2005 and period ended December 31, 2004.

(h) Stock-Based Compensation

The Company has adopted the new SFAS No. 123R "Share Based Payments" in accounting for stock options and similar equity instruments. Accordingly, compensation costs attributable to stock options or similar equity instruments granted to employees are measured at the fair value at the grant date, and expensed over the expected service period with a corresponding increase to additional paid-in capital. Transactions in which goods or services are received from non-employees in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. As at December 31, 2005 and 2004 the Company has not issued any stock options or similar equity instruments.

(i) Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share on the potential exercise of the equity-based financial instruments is not presented where anti-dilutive.

AMERICAN MEDIA SYSTEMS CO
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(j) Comprehensive Income

In accordance with SFAS 130, "Reporting Comprehensive Income" ("SFAS 130"), comprehensive income consists of net income and other gains and losses affecting stockholder's equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. For the year ended December 31, 2005 and the period ended December 31, 2004, the Company's financial statements include none of the additional elements that affect comprehensive income. Accordingly, net income and comprehensive income are identical.

(k) Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results may differ from those estimates.

(l) Financial Instruments

The Company's financial instruments consist of cash, accounts receivable, prepaid expenses, accounts payable, sales taxes payable and advances from a related party. The carrying value of these financial instruments approximates their fair value based on their liquidity or their short-term nature. In the estimation of management, the company is not exposed to significant interest, credit, or currency risk.

(m) Income Taxes

The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactment of changes in the tax laws or rates are considered.

Due to the uncertainty regarding the Company's future profitability, the future tax benefits of its losses have been fully reserved for and no net deferred tax benefit has been recorded in the financial statements during the period presented.

AMERICAN MEDIA SYSTEMS CO
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(n) Impairment of Long-Live Assets and Long-Live Assets to be Disposed of

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," among other items, establishes procedures for review of recoverability, and measurement of impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 also requires that long-lived assets to be disposed of other than by sale shall continue to be classified as held and used until disposal. Further, SFAS No. 144 specifies the criteria for classifying long-lived assets as "held for sale" and requires that long-lived assets to be disposed of by sale be reported as the lower of carrying amount or fair value less estimated selling costs. Management believes that there has not been any impairment of the Company's long-lived assets as at December 31, 2005 or 2004.

(o) Intellectual Property

Intellectual property is initially recorded at cost and amortized to operations over its estimated useful life. It is written down to its net realizable value if it is determined that its carrying value exceeds the estimated future benefits to the Company.

(p) Deferred DVD Production Costs.

For DVDs produced by the Company, capitalized costs include all direct production and financing costs, capitalized interest and production overhead.

Costs of producing DVDs, including participation and residual costs, are amortized on a subject-by-subject basis, whereby the deferred DVD production costs are amortized in the proportion that current year sales bear to management's estimate of ultimate unrecognized revenue as of the beginning of the current fiscal year. Ultimate revenue estimates are limited to a period not to exceed ten years following the date of initial release.

Deferred DVD production costs is stated at the lower of amortized cost or estimated fair value on a DVD subject-by-subject basis. The valuation of deferred DVD production cost is reviewed on a subject-by-subject basis, whether the DVD is completed or not, when an event or change in circumstances indicates that the fair value of a subject is less than its unamortized cost. The fair values of the DVDs are determined using management's future revenue and cost estimates and a discounted cash flow approach.

A write-off is recorded in the amount by which the unamortized costs exceed the estimated fair value of the DVDs. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of deferred DVD production costs may be required as a consequence of changes in management's future revenue estimates.

AMERICAN MEDIA SYSTEMS CO
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(q) Foreign Currency Translations

The Company's functional currency is US dollars. Accordingly, foreign currency balances are translated into US dollars as follows:

Monetary assets and liabilities are translated at the year-end exchange rate. Non-monetary assets are translated at the rate of exchange in effect at their acquisition, unless such assets are carried at market or nominal value, in which case they are translated at the year-end exchange rate. Revenue and expense items are translated at the average exchange rate for the year. Foreign exchange gains and losses in the year are included in operations.

(r) Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153 "Exchanges on Non-Monetary Assets - an Amendment of APB Opinion No. 29". The Statement addresses the measurement of exchanges of non-monetary assets. The guidance in APB Opinion No. 29 "Accounting for Non-Monetary Transactions", is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial reporting periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges incurred during fiscal years beginning after the date of this Statement was issued. Management believes that adoption of this Statement will have no material impact on the financial statements of the Company.

In May 2005, the FASB issued SFAS No. 154, entitled "Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3". This Statement replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS 154 is not expected to impact the Company's financial statements.

AMERICAN MEDIA SYSTEMS CO
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(r) Recent Accounting Pronouncements (Continued)

The FASB has also issued SFAS No. 151 and 152, but they will not have any relationship to the operations of the Company. Therefore, a description and its impact on the Company's operations and financial position for each have not been disclosed.

NOTE 3 - INVENTORY

	December 31, 2005	December 31, 2004

	$	$

Raw materials and supplies	-	-
Work in progress	-	-
Finished goods	2,394	-

	2,394	-

Finished goods inventory as at December 31, 2005 consists of educational craft and hobby DVDs.

NOTE 4 - EQUIPMENT

	2005			2004

	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value

	$	$	$	$	$	$

Computer equipment	14,658	(4,584)	10,074	13,000	(267)	12,733
Furniture and fixtures	1,423	(297)	1,126	1,200	(16)	1,184
Video production equipment	30,200	(6,371)	23,829	30,200	(414)	29,786

	46,281	(11,252)	35,029	44,400	(697)	43,703

In 2004, equipment was purchased from the Company's President and major stockholder for consideration of 2,000,000 of the Company's stock at a price of $0.0222 per share. The equipment's purchase price is equal to the historical cost basis of the equipment as determined under U.S. generally accepted accounting principles.

NOTE 5 - INTELLECTUAL PROPERTY

On February 15, 2005 the Company purchased the intellectual property to the Mentor Series of Instructional DVDs and the Craft College Series of Instructional DVDs for total consideration of $2 from its sole shareholder and President, Mr. A.J. Vesak.

AMERICAN MEDIA SYSTEMS CO
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 6 - DEFERRED DVD PRODUCTION COSTS

	2005			2004

	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value

	$	$	$	$	$	$

Knitting DVD production cost	8,995	(780)	8,215	-	-	-

	8,995	(780)	8,215	-	-	-

Management expects to amortize $4,200 during the 2006 fiscal year and a total of $8,215 during the next three fiscal years.

NOTE 7 - ADVANCES FROM A RELATED PARTY

At December 31, 2005, the Company's President is owed $3,692 (2004 - $ 1,242) for expenses paid on behalf of the Company. The amount due is non-interest bearing, has no stated terms of repayment and is unsecured.

NOTE 8 - COMMON STOCK

Effective January 27, 2006, the Company completed a two shares for one share stock split. The Company's share transactions disclosed in these financial statements have been restated retroactively to reflect the above stock split.

During the year ended December 31, 2005, the Company completed its initial public offering and issued 2,000,000 common shares at a price of $0.025 per share for total proceeds of $50,000.

There are no shares subject to warrants, options or other agreements as at December 31, 2005.

NOTE 9 - DONATED CAPITAL

During the 2005 year, the Company's President donated $52,800 in consulting fees (2004 - $375), $4,800 in DVD Production costs (2004 - Nil), and $nil in website maintenance costs (2004 - $300).

AMERICAN MEDIA SYSTEMS CO
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 10 - SEGMENT INFORMATION

SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" requires the Company to make certain disclosures about each reportable segment. The Company's reportable segments are determined based on the distinct nature of their operations and each segment is a strategic business unit that offers different products and services and is managed separately. The Company evaluates performance of each segment using segment profit (loss) as defined below. The Company has two reportable business segments: Film and Production and Instructional DVDs.

The Company's film and production segment specializes in aerial cinematography. The segment derives its revenues from television and feature film aerial cinematography and from the production of corporate advertising DVDs.

The instructional DVD segment consists of the production, marketing, and sale of instructional DVDs for the hobby and craft industry.

Segmented information by business is as follows:

			Cumulative
			from inception
			on December 6,
	Year Ended	Year Ended	2004 through
	December 31,	December 31,	December 31,
	2005	2004	2005

	$	$	$
Segment Revenues
Film and Production	99,945	-	99,945
Instructional DVD	7,140	-	7,140

TOTAL	107,085	-	107,085

Segment Profit
Film and Production	75,501	-	75,501
Instructional DVD	4,422	-	4,422

TOTAL	79,923	-	79,923

AMERICAN MEDIA SYSTEMS CO
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 10 - SEGMENT INFORMATION (Continued)

Segment profit is defined as segment revenue less segment cost of goods sold. The reconciliation of total segment profit to the Company's (loss) before income taxes is as follows:

			Cumulative
			from inception
			on December 6,
	Year Ended	Year Ended	2004 through
	December 31,	December 31,	December 31,
	2005	2004	2005

Company's total segment profit	79,923	-	79,923
Less
Audit fees	8,752	3,600	12,352
Bank charges and interest	359	-	359
Consulting fees	52,800	375	53,175
Depreciation	10,555	697	11,252
Loss on foreign exchange	894	-	894
Legal fees	4,978	2,805	8,642
Office	3,566	-	3,566
Rent	15,495	-	15,495
Telephone and communication	13,408	-	13,408
Transfer agent fees	1,970		1,970
Web site	48	378	426

Loss from operations before corporate income tax expense	(32,902)	(8,714)	(41,616)

During 2005 the Instructional DVD and Film and Production segments had total expenditures in long term assets of $8,995 and Nil, respectively.

Assets by business segment are as follows:

	December 31,	December 31,
	2005	2004

	$	$
Segment assets
Film and Production	10,969	-
Instructional DVD	4,831	-

TOTAL	15,800	-

AMERICAN MEDIA SYSTEMS CO
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 10 - SEGMENT INFORMATION (Continued)

The reconciliation of total segment assets to the Company's total assets is as follows:

	December 31,	December 31,
	2005	2004

Segment assets	15,800	-
Cash	87,821	1
Prepaid expenses	5,894	-
Equipment	35,029	43,703

TOTAL	144,544	43,704

The company has only external customers.

Total amount of revenue from two customers representing each greater than 10% of consolidated revenues for the year ended December 31, 2005 were $58,199 and $11,423 respectively (2004 - $nil) and was included in the film and media reporting segment.

NOTE 11 - CONCENTRATION OF RISK

The Company relies on the expertise of it's President and major shareholder, Mr. Vesak. Mr. Vesak has a thorough knowledge of television and feature film production and instructional DVD production.

NOTE 12 - RELATED PARTY TRANSACTIONS AND BALANCES

The following represents related party transactions and balances not disclosed elsewhere in the financial statements:

(i) At December 31, 2005 the Company owes True North Entertainment Inc., a company wholly owned by its President, $60 (2004 - $Nil).

(ii) During 2005, the Company recorded $2,400 (2004 - $Nil) in rent and $48 (2004 - $300) for web hosting to its President.

(iii) During 2005, the Company incurred net fees of $4,057 (2004 - $Nil) from AJ Vesak Ltd., a company wholly owned by its President.

AMERICAN MEDIA SYSTEMS CO
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 13 - INCOME TAXES

The components of the net deferred tax asset, the statutory tax rate, and the elected amount of the valuation allowance are as follows:

	December 31, 2005	December 31, 2004	Cumulative from Inception on December 6, 2004 through December 31,2005

	$	$	$

Statutory and effective tax rates	15% - 36%	15%	15% - 36%

Income taxes expense (recovery) at the
effective tax rate	(3,931)	(1,307)	(5,238)

Permanent timing difference:
Donated services	7,920	56	7,976

Tax losses carryforward recognized (deferred)	1,251	(1,251)	-

Corporate income tax expense and
corporate income taxes payable	2,738	-	2,738

	December 31, 2005	December 31, 2004

	$	$

Tax loss carryforward (expiring 2025)	-	1,251

Less: valuation allowance	-	(1,251)

Deferred tax asset	-	-

NOTE 14 - SUBSEQUENT EVENTS

Effective January 27, 2006, the Company completed a two common shares for one common share stock split. The Company's common share transactions disclosed in these financial statements have been restated retroactively to reflect the above stock split.

AMERICAN MEDIA SYSTEMS CO
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 15 - COMMITMENTS AND CONTINGENCIES

The Company has entered into a contractual relationship with Brand Specialists LLC, a Dallas based firm to market our products to Neighborhood Markets, Wal-Mart Super Stores, Wal-Mart and Sam's Club. The agreement grants Brand Specialists LLC a fee of 5% net from all sales of our products generated through Neighborhood Markets, Wal-Mart Super Stores, Sam's Club and Wal-Mart. To date we have not generated any sales from this agreement.

The Company has entered into a contractual relationship with Memories Complete, a Salt Lake City based firm to market our products to QVC, a home shopping network. The agreement grants Memories Complete a fee of 5% net from all sales of our products generated through QVC. To date we have not generated any sales from this agreement.

NOTE 16 - COMPARATIVE FIGURES

Certain of the amounts for the 2004 year have been reclassified to conform to the presentation adopted for the current year.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have not been any disagreements with the auditor on any audit or accounting issues.

ITEM 8A. CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005. Based upon that evaluation, our Directors, Chief Executive and Chief Financial Officer, concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act are accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

(a) Directors and executive officers

Directors are elected for a term of one year at the company's annual meeting of shareholders and until his or her successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, age and position of the Company's director and executive officer is as follows:

Name	Age	Position

Alexander Vesak	48	President, Secretary, Treasurer, Chief Executive Officer, and Director

Patricia Castillo	38	Director

Term of Office

Mr. Vesak has been a director of the company since its inception on December 6, 2004 and he was elected for a term of one year.

Ms Castillo was appointed as interim director on January 12, 2006 to hold office until the next meeting of shareholders.

Work Experience of officers and directors

Alexander Vesak

Mr. Vesak has been in the film and production industry for 20 years. He has won numerous awards, including four Telly Awards. The Telly Awards honor local, regional, and cable television commercials and programs, as well as the video and film productions. His corporate sector work as Director and/or Director of Photography includes commercials for Porsche, Pepsi, Burger King, LG Digital Life, Canada Dry, Jeep, British Aerospace, Pentax Corporation USA, and Knowledge Network. Mr. Vesak has also worked extensively in educational and instructional film including a series on fly-fishing and crafting. Since 1998 he has served as President and CEO of True North Entertainment, a film, video and post-production facility located in Delta, British Columbia, Canada. At True North Mr. Vesak was responsible for the daily management of the studio as well as new business development. In December of 2004 he started American Media Systems. Since then he and has, and will continue to devote 75% of his time to the company. He has previously not been involved with a public company and as such has no experience with financial accounting and preparation of reports under the Exchange Act.

Patricia Castillo

Ms Castillo completed her Bachelor of Arts degree in communication from Universidad Anahuac in Mexico. A senior advertising professional with experience in developing and implementing advertising campaigns for global brands, she specializes in integrated communications, strategic planning, channel marketing programs and B2B communications. From 1992-1997, she served as Account Supervisor with Leo Burnett, where she was project leader in charge of developing communication strategies, coordinating production and implementing materials for Microsoft, Hewlett Packard and NEC. She founded port.com Advertising in 1997 and worked as General Manager / Owner until 1999. In 1999 she joined McCann Erickson, where she is responsible for developing and implementing integrated communication strategies. . Accounts managed at McCann include; Microsoft, MSN, Nextel, Siemens Mobile, Seguros Mapfre Tepeyac, El Universal, American Airlines, Clearasil, Lexmark.

(b) Significant Employees

We have no significant employees other than our executive management team.

(c) Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

(d) Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities and Exchange Act of 1934 requires officers, directors and persons who own more than ten percent of a registered class of a company's equity securities to file initial reports of beneficial ownership and to report changes in ownership of those securities with the Securities and Exchange Commission. They are also required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of Forms 3, 4 and 5 furnished to the Company we have determined the following:

Based solely on our review of these reports or written representations from certain reporting persons, the Registrant believes that during the fiscal year ended December 31, 2005 and during the current fiscal year, all filing requirements applicable to our officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16(a) of the Exchange Act were met.

(e) Audit committee financial expert

The first registration statement filed by the Registrant was declared effective by the Securities and Exchange Commission on July 15th, 2005. This 10-KSB is the first annual report filed pursuant to Section 13(a) or 15(d) of the Exchange Act after the initial registration statement was declared effective. As such the Registrant elects to not make the disclosure required by this Item in this Form 10-KSB.

(f) Audit Committee and Charter

We have an audit committee and audit committee charter. Our audit committee is comprised of all of our directors. A copy of our audit committee charter is filed as an exhibit to this Form 10-KSB. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

Code of Ethics

We have adopted a corporate code of ethics that applies to our chief executive officer and our chief financial officer. A copy of the code of ethics is filed as an exhibit to this Form 10-KSB. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Upon written request at our corporate executive office we will deliver to any person free of charge a copy of such code of ethics.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

We do not currently have employment agreements with our executive officer, but expect to sign an employment agreement with him in the next approximately twelve (12) months. To date no officer or director has drawn any salary. and neither Mr. Vesak nor any other person will be compensated in the future for past services. Starting March 1st, 2006 we are compensating Mr. Vesak $4,800 per month. We do not currently have a stock option plan.

Annual Compensation
(a)	(b)	(c)	(d)	(e)
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)

Alexander Vesak* President, CEO & Director	2005 2004	5,332 Nil	Nil Nil	Nil Nil

* Salary was paid to AJ Vesak Ltd. A company wholly owned by Mr. Vesak.

Option/SAR Grants

There were no option/SAR Grants during the 2005, or 2004 fiscal years.

Aggregate Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values

No stock options were exercised by any named executive officer during the 2005 or 2004 fiscal years and there are no stock options outstanding at December 31, 2005 or at the date of this report.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of directors.

Our Directors do not and will not receive a salary or fees for serving as a director, nor do they receive any compensation for attending meetings of the Board of Directors or serving on committees of the Board of Directors. They are not entitled to reimbursement of expenses incurred in attending meetings. There are no compensation arrangements for employment, termination of employment or change-in-control between the named Executive Officers and the company.

Indemnification

Pursuant to the articles of incorporation and bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the state of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933 which may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security ownership of certain beneficial owners and management

We are not directly or indirectly owned or controlled by a corporation or foreign government. As of March 22, 2006, we had an authorized share capital of 50,000,000 common shares with a par value of $0.00001 per share of which 4,000,000 shares are issued and outstanding.

The following table sets forth, as of March 22, 2006, the beneficial shareholdings of persons or entities holding five per cent or more of our common stock, each director individually, each named executive officer and all of our directors and officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

(1)	(2)	(3)	(4)

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common	Alexander Vesak, 3500 Cornett Rd Vancouver, BC V5M 2H5 Canada	2,025,000	50.6%

Common	All Officers and Directors as a Group (two persons)	2,025,000	50.6%

As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

There are no limitations on future issuance of our common stock to management, promoters or their affiliates or associates. We may issue stock to these individuals for services rendered in lieu of cash payments. An issuance of stock will dilute your ownership in our company and might result in a reduction of your share value. We currently have no plans for the issuance of shares to management or promoters or their affiliates or associates for services rendered.

(c) Changes in Control of the Registrant

To the knowledge of management there are no present arrangements or pledges of our securities that may result in a change of control of our Company.

See Item 12 - Certain Relationships and Related Transactions

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Related Parties

Our directors and officers nor any person who beneficially owns, directly or indirectly, shares carrying more than five percent of our outstanding shares, has any material interest, direct or indirect, in any transaction exceeding $60,000 during the last two years or in any proposed transaction which, in either case, has or will materially affect us, or any subsidiaries.

Transactions with Promoter

In addition to his position in our management, Mr. Vesak is also our only promoter.

ITEM 13. EXHIBITS.

3.1	* Articles of Incorporation (1)
3.2	* Bylaws (1)
4.1	* Specimen Stock Certificate (1)
10.1	* Contract with Brand Specialists LLC (1)
10.2	* Purchase agreement for Craft College intellectual property (1)
10.3	* Purchase agreement for Mentor Media intellectual property (1)
10.4	Contract with Memories Complete
10.5	Written representation of verbal agreement with Vancouver Film Studios
14.1	Code of ethics
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

(1) Incorporated herein by reference from our Form SB-2 registration statement and all amendments thereto filed with the Securities and Exchange Commission, and amendments thereto, SEC file No. 333-123169.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual financial statements for the period ending December 31, 2004 and fiscal year ending 2005 were $3,600 and approximately $8,752 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the period ended December 31, 2004 and fiscal year ending December 31, 2005.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal year ended December 31, 2005 was $0.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

American Media Systems Co.

Date: March 27, 2006 By: /s/ Alexander Vesak
                                        Alexander Vesak,
                                        Chief Executive Officer, Chief Financial Officer and principal accounting officer

Date: March 27, 2006 By: /s/ Patricia Castillo
                                        Patricia Castillo,
                                        Director