Form 10QSB
period 2006-03-31
American Media Systems Co.
filed 2006-05-15
CIK 1318060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Yes ☐     No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $.00001 par value per share: 4,000,000 outstanding as of May 15, 2006.

Transitional Small Business Disclosure Format (check one):

Yes ☐     No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN MEDIA SYSTEMS CO.

CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2006	2005
	(unaudited)	(audited)

ASSETS
CURRENT ASSETS
Cash	$ 70,942	$ 87,821
Account receivable	9,518	5,189
Prepaid expenses	2,985	5,894
Inventory (Note 2)	6,136	2,394

	89,581	101,298
EQUIPMENT	33,025	35,029
INTELLECTUAL PROPERTY	2	2
DEFERRED DVD PRODUCTION COSTS	7,900	8,215

TOTAL ASSETS	$ 130,508	$ 144,544

LIABILITIES
CURRENT LIABILITIES
Accrued liabilities	$ -	$ 10,311
Accounts payable	9,598	16,383
Sales taxes payable	4,809	3,098
Deferred revenue	5,671	-
Corporate income taxes payable	2,738	2,738
Advances from related party	3,692	3,692

TOTAL LIABILITIES	26,508	36,222

STOCKHOLDERS' EQUITY
COMMON STOCK
Authorized:
50,000,000 shares, $0.00001 par value;
Issued and outstanding:
4,000,000 common shares (December 31, 2005: 4,000,000)	40	40

ADDITIONAL PAID-IN CAPITAL	94,360	94,360

DONATED CAPITAL	67,876	58,276

ACCUMULATED (DEFICIT)	(58,276)	(44,354)

TOTAL STOCKHOLDERS' EQUITY	104,000	108,322

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 130,508	$ 144,544

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN MEDIA SYSTEMS CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended	Three months ended
	March 31	March 31
	2006	2005

REVENUE	$ 14,006	$ -

COST OF GOODS SOLD	(1,134)	-

GROSS PROFIT	12,872	-

GENERAL AND ADMINISTRATIVE EXPENSES

Advertising	1,225	-
Audit fees	-	252
Bank charges and interest	61	-
Consulting fees	14,400	14,400
Depreciation	2,004	2,503
(Gain) on foreign exchange	(364)	-
Legal fees	1,850	-
Office	2,497	-
Rent	5,243	2,400
Telephone and communication	996	-
Transfer agent fees	525	-
Website and software maintenance	-	48

	(28,437)	(19,603)

LOSS FROM OPERATIONS	(15,565)	(19,603)

OTHER INCOME
Film production equipment sale, net	1,643	-

NET (LOSS)	(13,922)	(19,603)

BASIC NET LOSS PER SHARE	$ (0.00)	$ (0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	4,000,000	2,000,000

The accompanying notes form an integral part of these consolidated financial statements.

AMERICAN MEDIA SYSTEMS CO.

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

(UNAUDITED)

					Deficit
					Accumulated
			Additional		During the	Total
	Common Stock		Paid-in	Donated	Development	Stockholders'

	Shares	Amount	Capital	Capital	Stage	Equity(Deficiency)

Balance on December 6, 2004	-	$ -	$ -	$ -	$ -	$ -

Issue of common stock for cash at $0.50 per share on December 6, 2004	2	0	1	-	-	1

Cancellation of common stock	(2)	-	(1)	1	-	-

Issue of common stock for assets at $0.0222 per share on December 7, 2004	2,000,000	20	44,380	-	-	44,400

Donated services	-	-	-	675	-	675

Net (loss) for the period	-	-	-	-	(8,714)	(8,714)

Balance on December 31, 2004	2,000,000	20	44,380	676	$ (8,714)	36,362

Issue of common stock for cash at $0.50 per share on October 3, 2005	2,000,000	20	49,980	-	-	50,000

Donated services	-	-	-	57,600	-	57,600

Net (loss) for the year	-	-	-	-	(35,640)	(35,640)

Balance, December 31, 2005	4,000,000	40	94,360	58,276	$ (44,354)	108,322

Donated services	-	-	-	9,600	-	9,600

Net (loss) for the period	-	-	-	-	(13,922)	(13,922)

Balance, March 31, 2006	4,000,000	$ 40	$ 94,360	$ 67,876	$ (58,276)	$ 104,000

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN MEDIA SYSTEMS CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended	Three months ended
	March 31	March 31
	2006	2005

OPERATING ACTIVITIES

Loss from operations	$ (13,922)	$ (19,603)

Items not requiring cash outlay
Consulting fees	9,600	14,400
Depreciation	2,004	2,503
Amortization of deferred DVD production costs	315	-

Cash provided by (used in) changes in operating assets and liabilities
Accounts receivable	(4,329)	-
Prepaid expenses	2,909	-
Inventory	(3,742)	-
Accounts payable	(6,785)	-
Sales taxes payable	1,711	-
Accrued liabilities	(10,311)	252
Deferred revenue	5,671	-
Advances from a related party	-	2,448

Net cash used in operating activities	(16,879)	-

(Decrease) in cash and cash equivalents	(16,879)	-

Cash and cash equivalent - beginning of the period	87,821	1

Cash and cash equivalent - end of the period	$ 70,942	$ 1

Non-Cash Financing Activities

SUPPLEMENTAL STATEMENT OF CASH FLOWS DISCLOSURE
Interest expense	$ -	$ -
Taxes	$ -	$ -
Foreign exchange (gain) loss	$ (364)	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES

Donated services	$ 9,600	$ 14,400

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN MEDIA SYSTEMS CO.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

These unaudited financial statements have been prepared in accordance with the instructions to SEC Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such instructions. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto as at December 31, 2005.

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal, recurring nature. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that can be expected for the year ended December 31, 2006.

Management has determined that the Company has ceased to be a development stage company as at January 31, 2006, and accordingly, these financial statements do not include the additional information that is required to be disclosed by development stage companies. Prior to the 2006 fiscal year the Company was considered a development stage company.

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

NOTE 2 - INVENTORY

	March 31, 2006	December 31, 2005

	$	$

Raw materials and supplies	-	-
Work in progress	1,742	-
Finished goods	4,394	2,394

	6,136	2,394

Finished goods inventory as at March 31, 2006 consists of educational craft and hobby DVDs. Work in progress as at March 31, 2006 consists of work done by the Company's film and production segment.

NOTE 3 - COMMON STOCK

Effective January 27, 2006, the Company completed a two shares for one share stock split. The Company's share transactions disclosed in these financial statements have been restated retroactively to reflect the above stock split.

There are no shares subject to warrants, options or other agreements as at March 31, 2006.

AMERICAN MEDIA SYSTEMS CO.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

NOTE 4 - SEGMENT INFORMATION

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

The instructional DVD segment consists of the production, marketing, and sale of instructional DVDs for the hobby and craft industry.

Segmented information by business is as follows:

	Period ended	Period ended
	March 31	March 31
	2006	2005

	$	$
Segment Revenues
Film and Production	12,263	-
Instructional DVD	1,743	-

TOTAL	14,006	-

Segment profit
Film and Production	11,915	-
Instructional DVD	957	-

TOTAL	12,872	-

Segment profit is defined as segment revenue less segment cost of goods sold. The reconciliation of total segment profit to the Company's (loss) before income taxes is as follows:

	Period Ended	Period Ended
	March 31,	March 31,
	2006	2005

	$	$
Company's total segment profit	12,872	-
Less
General and administrative	(26,433)	(17,100)
Depreciation	(2,004)	(2,503)

Loss from operations before other income	(15,565)	(19,603)

AMERICAN MEDIA SYSTEMS CO.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

NOTE 4 - SEGMENT INFORMATION (Continued)

Assets by business segment are as follows:

	March 31,	December 31,
	2006	2005

	$	$
Segment assets
Film and Production	9,047	10,969
Instructional DVD	14,509	4,831

TOTAL	23,556	15,800

The reconciliation of total segment assets to the Company's total assets is as follows:

	March 31,	December 31,
	2006	2005

	$	$

Segment assets	23,556	15,800
Cash	70,942	87,821
Prepaid expenses	2,985	5,894
Equipment	33,025	35,029

TOTAL	130,508	144,544

The Company has only external customers.

Total amount of revenue from four customers representing each greater than 10% of consolidated revenues for the period ended March 31, 2006 were $4,456, $3,443, $2,592, and $1,771 (2005 - $nil) and was included in the Film and Production reporting segment.

NOTE 5 - RELATED PARTY TRANSACTIONS AND BALANCES

The following represents related party transactions and balances not disclosed elsewhere in the financial statements:

(i) During the quarter ended March 31, 2006, the Company purchased $2,231 (2005 - $Nil) of DVD inventory from True North Entertainment , a company wholly owned by its President.

(ii) During the quarter ended March 31, 2006, the Company paid $ 4,800 in consulting fees to AJ Vesak Ltd (2005 - $Nil), a company wholly owned by its President.

(iii) During the quarter ended March 31, 2006, the Company received $9,600 of donated consulting services from its President (2005 $14,400).

NOTE 6 - CONCENTRATION OF RISK

The Company relies on the expertise of it's President and major shareholder, Mr. Vesak. Mr. Vesak has a thorough knowledge of television and feature film production and instructional DVD production.

NOTE 7 - SUBSEQUENT EVENT

Subsequent to March 31, 2006, management of the Company has formalized a plan to dispose of its Instructional DVD segment. For further disclosure detailing the instructional DVD segment's operations, please see Note 4 above.

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

Plan of Operations

Our specific goal is to expand on our customer base for our film and production segment. In order to effectively pursue that goal we plan to divest Craft College Inc., our instructional DVD segment.

With the funds we currently have our priority of expenditures is to pay rent, legal, audit and transfer agent fees and those related to our Exchange Act reporting obligations and second to increase the marketing of our film and media productions services. We intend to accomplish the foregoing through the following milestones:

1. Continue to distribute our film and production demo reel to various advertising and creative agencies.

2. Continue to distribute our corporate awareness DVD to prospective advertising agencies and other firms we believe fit within the target market for our services.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

During the quarter ending March 31, 2006 we realized sales of $14,006 (first quarter 2005 - $ Nil) and gross margin of $12,872 (first quarter 2005 - $Nil). Our revenues are generated from sale of instructional DVDs and aerial film and production. During the quarter film and production generated $12,263 (first quarter 2005- $ nil) in revenue with a gross margin of $11,915 (first quarter 2005- $ nil) while instructional DVD generated $1,743 (first quarter 2005 - $ nil) and $957 (first quarter 2005 - $ nil) in revenue and gross margin, respectively.

During the quarter ending March 31, 2006, we incurred an operating loss of $15,565 (first quarter 2005 - loss of $19,603). The major components to expenses faced by the company during the quarter were consulting fees of $14,400 (first quarter 2005 - $14,400), rent of $5,243 (first quarter 2005 - $ 2,400), general office expenses of $2,497 (first quarter 2005 - $ nil), depreciation of $2,004 (first quarter 2005 - 2,503), legal fees of $1,850 (first quarter 2005 - $ nil), and advertising of $1,225 (first quarter 2005 - $ nil). The balance of our expenses during the quarter have been telephone and communication of $996 (first quarter 2005 - $ nil), transfer agent fees of $525 (first quarter 2005 - $nil), bank and interest charges of $61 (first quarter 2005 - $ nil), and gain on foreign exchange of $364 (first quarter 2005 - $ nil).

As of March 31, 2006 the Company has current liabilities of $26,508 compared to $36,222 at December 31, 2005. The current liabilities consist of $9,598 in accounts payable (December 31, 2005 - $ 16,383), no accrued liabilities (December 31, 2005 - $10,311), $5,671 in deferred revenue (December 31, 2005 - $ nil), $7,547 in sales and corporate income taxes payable (December 31, 2005 - 5,836), and $ 3,692 due to a related party (December 31, 2005 - $3,692). There is no long-term debt. The Company may in the future invest in short-term investments from time to time but there can be no assurance that these investments will result in profit or loss.

During the most recent quarter we paid AJ Vesak Ltd, a company wholly owned by our President and CEO, $4,800 in consulting fees. Additionally we purchased from True North Entertainment, Inc., a company wholly owned by our President and CEO, DVD inventory valued at $2,231.

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

Recent accounting pronouncements

There have been no recent accounting pronouncement since the filing of the Company's Form 10-KSB, filed on March 28, 2006.

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

Net proceeds to the issuer after taking account of expense related with the registration statement is $39,213. From the effective date to March 31, 2006 the issuer has used $11,734 for Rent, general legal, and office expenses and $4,195 for production of DVDs for a total of $15,929 of the net offering proceeds.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submissions of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive and Financial Officer)

(b) Reports on Form 8-K filed during the quarter.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN MEDIA SYSTEMS CO. (Registrant)

Dated: May 15, 2006	BY:	/s/ AJ VESAK AJ Vesak, Principal Executive Officer and Principal Financial Officer