Form 10QSB
period 2006-06-30
American Media Systems Co.
filed 2006-08-21
CIK 1318060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $.00001 par value per share: 4,000,000 outstanding as of August 15, 2006.

Transitional Small Business Disclosure Format (check one):

Yes ☐     No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN MEDIA SYSTEMS CO.
CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2006	2005

	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash	65,073	87,821
Account receivable	559	5,189
Prepaid expenses	1,791	5,894
Inventory (Notes 2 and 5)	5,328	2,394

	72,751	101,298
EQUIPMENT	31,021	35,029
INTELLECTUAL PROPERTY (Note 5)	-	2
DEFERRED DVD PRODUCTION COST (Note 5)	-	8,215

TOTAL ASSETS	$ 103,772	$ 144,544

LIABILITIES

CURRENT LIABILITIES
Accrued liabilities	-	10,311
Accounts payable	4,678	16,383
Sales taxes payable	11	3,098
Deferred revenue	5,671	-
Corporate income taxes payable	1,176	2,738
Advances from related parties (Note 6)	8,492	3,692

TOTAL LIABILITIES	20,028	36,222

STOCKHOLDER'S EQUITY
COMMON STOCK
Authorized:
50,000,000 shares, $0.00001 par value;
Issued and outstanding:
4,000,000 common shares (December 31, 2005: 4,000,000)	40	40

ADDITIONAL PAID-IN CAPITAL	94,360	94,360

DONATED CAPITAL	67,876	58,276

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE	(78,532)	(44,354)

TOTAL STOCKHOLDERS' EQUITY	83,744	108,322

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 103,772	$ 144,544

The accompanying notes are an integral part of these consolidated balance sheets.

AMERICAN MEDIA SYSTEMS CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30	June 30	June 30	June 30
	2006	2005	2006	2005

REVENUE	$ -	$ 5,596	$ 12,262	$ 5,596

COST OF GOODS SOLD	-	(1,019)	(348)	(1,019)

GROSS PROFIT	-	4,577	11,914	4,577

GENERAL AND ADMINISTRATIVE EXPENSES
Advertising	-	-	1,225	-
Audit fees	1,046	-	1,046	252
Bank charges and interest	59	60	119	60
Consulting fees	13,458	14,400	27,858	28,800
Depreciation	2,004	2,409	4,008	4,912
Loss (gain) on foreign exchange	(1,206)	(8)	(1,570)	(8)
Legal fees	(252)	-	1,598	-
Office	1,539	912	3,687	912
Rent	1,714	2,973	6,956	5,373
Telephone and communication	1,765	3,402	3,111	3,402
Transfer agent fees	150		675
Website and software maintenance	-	-	-	48

	(20,277)	(24,148)	(48,713)	(43,751)

LOSS FROM OPERATIONS	(20,227)	(19,571)	(36,799)	(39,174)

OTHER INCOME
Film production equipment sale, net	-	-	1,643	-

(LOSS) FROM CONTINUING OPERATIONS	(20,277)	(19,571)	(35,156)	(39,174)

DISCONTINUED OPERATIONS (Note 5)
Gain (loss) from operations of discontinued Component	21	-	978	-

NET (LOSS)	(20,256)	(19,571)	(34,178)	(39,174)

Basic and diluted net loss per share	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.02)

Weighted average shares outstanding	4,000,000	2,000,000	4,000,000	2,000,000

The accompanying notes form an integral part of these consolidated financial statements.

AMERICAN MEDIA SYSTEMS CO.
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
(UNAUDITED)

					Deficit
					Accumulated
			Additional		During the	Total
	Common Stock		Paid-in	Donated	Development	Stockholders'

	Shares	Amount	Capital	Capital	Stage	Equity(Deficiency)

Balance on December 06, 2004		$ -	$ -	$ -	$ -	$ -

Issue of common stock for cash at $0.50 per share on December 6, 2004	2	0	1	-	-	1

Cancellation of common stock	(2)	-	(1)	1	-	-

Issue of common stock for assets at $0.0222 per share on December 7, 2004	2,000,000	20	44,380			44,400

Donated services	-	-	-	675	-	675

Net (loss) for the period	-	-		-	(8,714)	(8,714)

Balance on December 31, 2004	2,000,000	20	44,380	676	(8,714)	$ 36,362

Issue of common stock for cash at $0.025 per share on October 3, 2005	2,000,000	20	49,980	-	-	50,000

Donated services	-	-	-	57,600	-	57,600

Net (loss) for the year	-	-	-	-	(35,640)	(35,640)

Balance, December 31, 2005	4,000,000	40	94,360	58,276	(44,354)	$ 108,322

Donated services	-	-	-	9,600	-	9,600

Net (loss) for the period	-	-	-	-	(34,178)	(34,178)

Balance, June 30, 2006	4,000,000	$ 40	$ 94,360	$ 67,876	$ (78,532)	$ 83,744

The accompanying notes are an integral part of these consolidated statements

AMERICAN MEDIA SYSTEMS CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended	Six months ended
	June 30	June 30
	2006	2005

OPERATING ACTIVITIES

Loss from operations	$ (34,178)	$ (39,324)

Items not requiring cash outlay
Consulting fees	9,600	28,800
Depreciation	4,008	4,912
Gain on sale of subsidiary	(2,389)	-

Cash provided by (used in) changes in operating assets and liabilities
Accounts receivable	4,630	-
Prepaid expenses	4,103	-
Inventory	(5,328)	-
Accounts payable	(11,705)	5,648
Sales taxes payable	(3,087)	-
Accrued liabilities	(10,311)	-
Deferred revenue	5,671	-
Corporate income taxes payable	(1,562)	-
Advances from a related party	4,800	2,450

Net cash used in operating activities	(35,748)	2,486

INVESTING ACTIVITIES
Purchase of equipment	-	(1,882)
Cash proceeds from sale of subsidiary	13,000	-

Net Cash provided by financing activities	13,000	(1,882)

Increase in cash and cash equivalents	(22,748)	604

Cash and cash equivalent - beginning of the period	87,821	-

Cash and cash equivalent - end of the period	65,073	604

Non-Cash Financing Activities

Supplemental Disclosure
Interest expense	-	-
Taxes	-	-
Foreign exchange (gain) loss	(1,570)	140

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES

Purchase of equipment in exchange for 2,000,000 of
the Company's common stock at a price of
$0.0222 per share	-	-

Donated services	9,600	14,400

The accompanying notes form an integral part of these consolidated financial statements.

AMERICAN MEDIA SYSTEMS CO.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
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

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal, recurring nature. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that can be expected for the year ended December 31, 2006.

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

NOTE 2 - INVENTORY

	June 30, 2006	December 31, 2005

	$	$

Raw materials and supplies	-	-
Work in progress	5,328	-
Finished goods	-	2,394

	5,328	2,394

Work in progress as at June 30, 2006 consists of work done by the Company's film and production segment.

NOTE 3 - COMMON STOCK

Effective January 27, 2006, the Company completed a two shares for one share stock split. The Company's share transactions disclosed in these financial statements have been restated retroactively to reflect the above stock split.

There are no shares subject to warrants, options or other agreements as at June 30, 2006.

AMERICAN MEDIA SYSTEMS CO.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

NOTE 4 - SEGMENT INFORMATION

During the quarter ended June 30, 2006 the company sold all operations and assets associated with its Instructional DVD segment. Financial information pertaining to the Instructional DVD segment has been provide under Note 5 - Discontinued Operations.

NOTE 5 - DISCONTINUED OPERATIONS

During the quarter ended June 30, 2006 the company sold all operations and assets associated with its Instructional DVD segment. These assets include DVD inventory, deferred DVD production cost, and intellectual property. Total proceeds from the sale were $13,000 and the Company realized a gain on the sale of $273. The gain is included under the caption 'Gain (loss) from operations of discontinued Component' on the income statement.

NOTE 6 - RELATED PARTY TRANSACTIONS AND BALANCES

The following represents related party transactions and balances not disclosed elsewhere in the financial statements:

(i) During the six months ended June 30, 2006, the Company purchased $2,231 (2005 - $Nil) of DVD inventory from True North Entertainment , a company wholly owned by its President.

(ii) During the six months ended June 30, 2006, the Company paid or recorded as payable $ 18,258 in consulting fees to AJ Vesak Ltd (2005 - $Nil), a company wholly owned by its President.

(iii) During the six months ended June 30, 2006, the Company received $9,600 of donated consulting services from its President (2005 $28,800).

NOTE 7 - CONCENTRATION OF RISK

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

American Media Systems Co is a Nevada company incorporated on December 6, 2004. We are a startup film and production company that specializes in television and feature film aerial cinematography. During the second quarter of 2006 we sold our instructional DVD segment.

Employees and Consultants

The Registrant has no employees. The company's CEO, A.J. Vesak is retained as a consultant.

Plan of Operations

Our specific goal is to expand on our customer base for our film and production segment. In order to effectively pursue that goal we divested Craft College Inc., our instructional DVD segment on May 31, 2006.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations.

During the six months ending June 30, 2006 we realized sales of $12,262 (2005 - $ 5,596) and gross margin of $11,914 (2005 - $4,577). Our revenues are generated from aerial film and production.

During the six months ending June 30, 2006, we incurred a loss from continuing operations of $35,156 (2005 - loss of $39,174). The major components to expenses faced by the company during the six months were consulting fees of $27,858 (2005 - $28,800), rent of $6,956 (2005 - $ 5,373), depreciation of $4,008 (2005 - $4,912), general office expenses of $3,687 (2005 - $912), telephone and communication of $3,111 (2005 - $ 3,402), legal fees of $1,598 (2005 - $ nil), and advertising of $1,225 (2005 - $ nil). The balance of our expenses during the quarter have been audit fees of $1,046 (2005 - $252), transfer agent fees of $675 (2005 - $nil), bank and interest charges of $119 (2005 - $ 60), and gain on foreign exchange of $1,570 (2005 - $ 8).

As of June 30, 2006 the Company has current liabilities of $20,028 compared to $36,222 at December 31, 2005. The current liabilities consist of $4,678 in accounts payable (December 31, 2005 - $ 16,383), no accrued liabilities (December 31, 2005 - $10,311), $5,671 in deferred revenue (December 31, 2005 - $ nil), $1,187 in sales and corporate income taxes payable (December 31, 2005 - $5,836), and $ 8,492 due to a related party (December 31, 2005 - $3,692). There is no long-term debt. The Company may in the future invest in short-term investments from time to time but there can be no assurance that these investments will result in profit or loss.

During the most recent quarter we paid AJ Vesak Ltd, a company wholly owned by our President and CEO, $9,600 in consulting fees.

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

Recent accounting pronouncements

There have been no recent accounting pronouncement since the filing of the Company's Form 10-QSB, filed on May 15, 2006.

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

Net proceeds to the issuer after taking account of expense related with the registration statement is $39,213. From the effective date to June 30, 2006 the issuer has used $14,321 for Rent, general legal, and office expenses and $4,195 for production of DVDs for a total of $18,516 of the net offering proceeds.

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

On April 13, 2006, we filed a current report on Form 8-K disclosing the engagement of a consulting firm for the potential sale of our wholly owned subsidiary, Craft College.

On May 31, 2006, we filed a current report on Form 8-K disclosing the sale of our wholly owned subsidiary Craft College Inc.

On June 2, 2006, we filed a current report on Form 8-K disclosing the resignation of Ms Castillo as a director for American Media Systems Co.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN MEDIA SYSTEMS CO. (Registrant)

Dated: August 21, 2006	BY:	/s/ AJ VESAK AJ Vesak, Principal Executive Officer and Principal Financial Officer