Form 10QSB
period 2006-09-30
American Media Systems Co.
filed 2006-11-14
CIK 1318060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $.00001 par value per share: 2,000,000 outstanding as of November 14, 2006.

Transitional Small Business Disclosure Format (check one):

Yes ☐     No ☒

AMERICAN MEDIA SYSTEMS CO.
CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2006	2005

	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$ 64,228	$ 87,821
Account receivable	559	5,189
Prepaid expenses	597	5,894
Inventory (Note 2 & 5)	-	2,394

	65,384	101,298
EQUIPMENT	29,017	35,029
INTELLECTUAL PROPERTY (Note 5)	-	2
DEFERRED DVD PRODUCTION COST (Note 5)	-	8,215

TOTAL ASSETS	$ 94,401	$ 144,544

LIABILITIES

CURRENT LIABILITIES
Accrued liabilities	$ 1,526	$ 10,311
Accounts payable	6,823	16,383
Sales taxes payable	(1,263)	3,098
Corporate income taxes payable	1,176	2,738
Advances from related parties (Note 6)	22,892	3,692

Total Liabilities	31,154	36,222

STOCKHOLDERS' EQUITY
Common stock
Authorized:
50,000,000 shares, $0.00001 par value;
Issued and outstanding:
2,000,000 common shares (December 31, 2005: 2,000,000)	20	40

ADDITIONAL PAID-IN CAPITAL	94,380	94,360

DONATED CAPITAL	67,876	58,276

(DEFICIT)	(99,029)	(44,354)

TOTAL STOCKHOLDERS' EQUITY	63,247	108,322

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 94,401	$ 144,544

The accompanying notes are an integral part of these consolidated balance sheets.

AMERICAN MEDIA SYSTEMS CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30	September 30	September 30	September 30
	2006	2005	2006	2005

REVENUE	$ 12,737	$ 12,825	$ 26,121	$ 18,421

COST OF GOODS SOLD	(8,522)	(1,003)	(9,242)	(2,022)

GROSS PROFIT	4,215	11,822	16,879	16,399

GENERAL AND ADMINISTRATIVE EXPENSES

Advertising	-	-	1,225	-
Audit fees	1,526	-	2,572	252
Bank charges and interest	72	242	191	302
Consulting fees	13,585	14,400	41,443	43,200
Depreciation	2,004	2,346	6,012	7,258
Loss (gain) on foreign exchange	(24)	(100)	(1,594)	(108)
Legal fees	-	133	1,598	133
Office	1,435	921	5,122	1,833
Rent	3,800	3,309	10,756	8,682
Telephone and communication	1,071	1,840	4,182	5,242
Transfer agent fees	1,288	-	1,963	-
Website and software maintenance	-	-	-	48

	(24,757)	(23,091)	(73,470)	(66,842)

LOSS FROM OPERATIONS	(20,542)	(11,269)	(56,591)	(50,443)

OTHER INCOME
Film production equipment sale, net	-	-	1,643	-

(LOSS) FROM CONTINUING OPERATIONS	(20,542)	(11,269)	(54,948)	(50,443)

DISCONTINUED OPERATIONS (Note 5)
Gain (loss) from operations of discontinued Component	-	-	273	-

NET (LOSS)	$ (20,542)	$ (11,269)	$ (54,675)	$ (50,443)

Basic and diluted net loss per share	$ (0.01)	$ (0.01)	$ (0.03)	$ (0.05)

Weighted average shares outstanding	2,000,000	1,000,000	2,000,000	1,000,000

The accompanying notes form an integral part of these consolidated financial statements.

AMERICAN MEDIA SYSTEMS CO.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

			Additional		During the	Total
	Common Stock		Paid-in	Donated	Development	Stockholders'

	Shares	Amount	Capital	Capital	Stage	Equity

Balance on December 06, 2004	-	$ -	$ -	$ -	$ -	$ -

Issue of common stock for cash at $0.50 per share on December 6, 2004	1	-	1	-	-	1

Cancellation of common stock	(1)	-	(1)	1	-	-

Issue of common stock for assets at $0.0444 per share on December 7, 2004	1,000,000	10	44,390	-	-	44,400

Donated services	-	-	-	675	-	675

Net (loss) for the period	-	-	-	-	(8,714)	(8,714)

Balance on December 31, 2004	1,000,000	10	44,390	676	(8,714)	36,362

Issue of common stock for cash at $0.50 per share on October 3, 2005	1,000,000	10	49,990	-	-	50,000

Donated services	-	-	-	57,600	-	57,600

Net (loss) for the year	-	-	-	-	(35,640)	(35,640)

Balance, December 31, 2005	2,000,000	20	94,380	58,276	(44,354)	108,322

Donated services	-	-	-	9,600	-	9,600

Net (loss) for the period	-	-	-	-	(54,675)	(54,675)

Balance, September 30, 2006	2,000,000	20	94,380	67,876	(99,029)	$ 63,247

The accompanying notes are an integral part of these consolidated statements

AMERICAN MEDIA SYSTEMS CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended	Nine months ended
	September 30	September 30
	2006	2005

OPERATING ACTIVITIES

Loss from operations	$ (54,675)	$ (50,443)

Items not requiring cash outlay
Consulting fees	9,600	43,200
Depreciation	6,012	7,258
Gain on sale of subsidiary	(2,389)	-

Cash provided by (used in) changes in operating assets and liabilities
Accounts receivable	4,630	(4,420)
Prepaid expenses	5,297	-
Inventory	-	(16,511)
Accounts payable	(9,560)	10,811
Sales taxes payable	(4,361)	(640)
Accrued liabilities	(8,785)	-
Deferred revenue	-	40,996
Corporate income taxes payable	(1,562)	-
Advances from a related party	19,200	2,450

Net Cash used in operating activities	(36,593)	32,701

INVESTING ACTIVITIES
Purchase of equipment	-	(1,881)
Payments for intellectual property	-	(2)
Cash proceeds from sale of subsidiary	13,000	-

Net Cash provided by financing activities	13,000	(1,883)

Increase in cash and cash equivalents	(23,593)	30,818

Cash and cash equivalent - beginning of the period	87,821	1

Cash and cash equivalent - end of the period	$ 64,228	$ 30,819

Supplemental Disclosure

Interest expense	-	-
Taxes	-	-
Foreign exchange (gain) loss	(1,594)	140

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES

Donated services	9,600	43,200

The accompanying notes form an integral part of these consolidated financial statements.

AMERICAN MEDIA SYSTEMS CO.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
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

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal, recurring nature. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that can be expected for the year ended December 31, 2006.

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

NOTE 2 - INVENTORY

	September 30, 2006	December 31, 2005
	$	$

Raw materials and supplies	-	-
Work in progress	-	-
Finished goods	-	2,394

	-	2,394

NOTE 3 - COMMON STOCK

Effective January 27, 2006, the Company completed a two shares for one share stock split. Effective September 29, 2006, the Company completed a one share for two shares stock consolidation. The Company's share transactions disclosed in these financial statements have been restated retroactively to reflect the above stock transactions.

There are no shares subject to warrants, options or other agreements as at September 30, 2006.

AMERICAN MEDIA SYSTEMS CO.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

NOTE 4 - SEGMENT INFORMATION

During the quarter ended June 30, 2006 the company sold all operations and assets associated with its Instructional DVD segment. Financial information pertaining to the Instructional DVD segment has been provide under the heading Discontinued operations.

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

NOTE 6 - RELATED PARTY TRANSACTIONS AND BALANCES

The following represents related party transactions and balances not disclosed elsewhere in the financial statements:

(i) During the nine months ended September 30, 2006, the Company purchased $2,231 (2005 - $Nil) of DVD inventory from True North Entertainment, a company wholly owned by its President.

(ii) During the nine months ended September 30, 2006, the Company paid $31,843 in consulting fees to AJ Vesak Ltd (2005 - $Nil), a company wholly owned by its President.

(iii) During the nine months ended September 30, 2006, the Company received $9,600 of donated consulting services from its President (2005 $ 43,200).

The transactions between the Company and the related party were consummated at the price agreed upon by the parties.

NOTE 7 - CONCENTRATION OF RISK

The Company relies on the expertise of it's President and major shareholder, Mr. Vesak. Mr. Vesak has a thorough knowledge of television and feature film production.

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

American Media Systems Co is a Nevada company incorporated on December 6, 2004. We are a startup film and production company that specializes in television and feature film aerial cinematography. On May 31, 2006 we sold our instructional DVD segment.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations.

During the nine months ending September 30, 2006 we realized sales of $26,121 (2005 - $ 18,421) and gross margin of $16,879 (2005 - $16,399). Our revenues are generated from aerial film and production.

During the nine months ending September 30, 2006, we incurred a loss from continuing operations of $54,948 (2005 - loss of $50,443). The major components to expenses faced by the company during the nine months were consulting fees of $41,443 (2005 - $43,200), rent of $10,756 (2005 - $ 8,682), depreciation of $6,012 (2005 - $7,258), general office expenses of $5,122 (2005 - $1,833), telephone and communication of $4,182 (2005 - $ 5,242), transfer agent fees of $1,963 (2005 - $nil) legal fees of $1,598 (2005 - $ 133), and advertising of $1,225 (2005 - $ nil). The balance of our expenses during the nine months have been audit fees of $2,572 (2005 - $252), bank and interest charges of $191 (2005 - $ 302), and gain on foreign exchange of $1,594 (2005 - $ 108).

As of September 30, 2006 the Company has current liabilities of $31,154 compared to $36,222 at December 31, 2005. The current liabilities consist of $6,823 in accounts payable (December 31, 2005 - $ 16,383), $ 1,526 accrued liabilities (December 31, 2005 - $10,311), $(87) in sales and corporate income taxes (receivable) payable (December 31, 2005 - $5,836), and $ 22,892 due to a related party (December 31, 2005 - $3,692). There is no long-term debt. The Company may in the future invest in short-term investments from time to time but there can be no assurance that these investments will result in profit or loss.

During the most recent quarter we paid AJ Vesak Ltd, a company wholly owned by our President and CEO, $13,584 in consulting fees.

Our future growth and success will be dependent on our ability to develop new markets and to grow the customer base for our aerial cinematography services. If we cannot succeed in developing new markets and grow our customer base then our prospects for growth are substantially undermined.

Off balance-sheet arrangements

We do not have any off balance-sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent accounting pronouncements

There have been no recent accounting pronouncement since the filing of the Company's Form 10-QSB, filed on August 21, 2006, that in the estimation of management are expected to have, upon adoption, a material impact on the Company's financial statements.

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

Pursuant to the SB-2 registration statement we registered 2,000,000 shares for sale by the issuer for maximum proceeds of $100,000 of which 1,000,000 shares were sold for total proceeds of $50,000.

There was no underwriter in the offering and no funds have been paid for underwriting discounts or commissions, finders' fees, or to underwriters in connection with the offering.

We paid total expenses of $10,787 including legal, audit, and transfer agent fees related to the offering. All these fees were paid directly by the issuer and none of the fees were paid to a director, officer, 10% security owners, or any individual or firm with insider or related party affiliation with the issuer.

Net proceeds to the issuer after taking account of expense related to the registration statement were $39,213. From the effective date to September 30, 2006 the issuer has used $20,650 for rent, general legal, and office expenses and $4,195 for production of DVDs for a total of $24,845 of the net offering proceeds.

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

On August 25, 2006, we filed a current report on Form 8-K disclosing the amendment to section 3.14 of the Company's bylaws.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN MEDIA SYSTEMS CO. (Registrant)

Dated: November 14, 2006	BY:	/s/ AJ VESAK AJ Vesak, Principal Executive Officer and Principal Financial Officer