Form 10KSB
period 2006-12-31
American Media Systems Co.
filed 2007-04-02
CIK 1318060

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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
☐ Yes ☒ No

The issuer's revenues for its most recent fiscal year: $26,121.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of March 22, 2007 is: $1,185,000

The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2006 and
March 22, 2007: 2,000,000 Shares Common Stock. $.00001 par value per share.

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

ITEM 1. DESCRIPTION OF BUSINESS

(a) Business Development

American Media Systems Co is a Nevada company incorporated on December 6, 2004. We are a startup film and production company specializing in television and feature film aerial cinematography. We have achieved losses since inception, have relied on the issuance of common stock to fund operations, and have been issued a going concern opinion from our auditors. Our registered office and agent for service is located at 5190 Neil Road, Suite 430 Reno, NV 89502. Our telephone and fax numbers are 1-866-651-2219 and 1-817-549-2216, respectively and our corporate website is www.americanmediasystems.com.

On December 7, 2004 we purchased equipment with a historical cost base of $44,400 for 1,000,000 common shares from Alexander Vesak, our founder. The equipment includes all camera, lighting, audio, and editing equipment necessary to produce instructional DVDs. On December 13, 2004 we signed a marketing agreement with Brand Specialists LLC whereby Brand Specialists LLC retains an exclusive right to market our products to Neighborhood Markets, Wal-Mart, Sam's Club and Wal-Mart SuperCenters in the United States and Canada.

On February 15, 2005 we entered into an agreement with Mr. Vesak, our founder and purchased the intellectual property rights to his instructional DVDs on fly-fishing and crafting. The agreement to purchase the intellectual property included, but was not limited to, all know-how, inventions, patents, revisions, marks, web sites, and copies thereof. The purchase price for the intellectual property was $1 for each series of DVDs. In April of 2005 we started offering aerial cinematography services in addition to the production and marketing of the instructional DVDs. During the 2005 year the cinematography services accounted for 93% of our revenues. On May 31, 2006 we divested and sold the DVD business to focus our attention on the aerial cinematography business.

(b) Business of the Issuer

Our auditors have issued a going concern opinion suggesting there is a real possibility that we will not be able to maintain our operations. During the year ended December 31, 2006 we generated revenues of $26,121 and achieved a loss of $74,999. We complete our first sale in the second quarter of 2005 and generated a total of $107,085 in revenues through the rest of the year and achieved losses of $35,640 in 2005.

We are a film and production company specializing in television and feature film aerial cinematography. This business is characterized by contract work that has clearly defined commencement and completion dates over short engagement periods of days or months. The business relies on the specific skill sets of various consultants and Mr. Vesak. Mr. Vesak and our various consultants are vital in securing recurring contracts. Our services are marketed to companies within the media industry. Specifically we have customers in the feature film, TV production, and advertising industries. Although there are no geographic limitations on the services we provide, historically our work has primarily been performed in British Columbia, Canada.

The market for our services in the location where we operate is limited and as a consequence less than 10 companies and individuals offer similar services to ours. Our president has a twenty year track record in the industry and based on past experience we believe we have a strong position in the local market. The demand for our services is, however, primarily determined by the general activity in the industries within which we compete and specifically the genre of movies being produced. Historically, action movies have had the highest demand for aerial shooting. During the last quarter of 2006 we saw a decline in demand as fewer action films, TV productions and commercials were filmed in our market.

Our specific goal is to expand on our customer base for our services.

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

Industry

We operate within the media industry. Specifically we have provided our services to feature films, TV productions, and advertising companies. The total number of productions within our local market is the primary determinant of demand for our services. According to the British Columbia Film Commission a total of 211 productions were completed during 2005, up 8.8% from 2004 and 24% from 2003. The sector has seen steady growth over the last 10 years and British Columbia is now the third largest center for movie productions in North America after Los Angeles and New York. In the past the sector was helped by favorable tax credits initiated to attract U.S. productions. According to the British Columbia Film Commission the growth in the industry over the last 5 to 10 years have helped local companies develop expertise that is now sought after internationally. This expertise has made it possible for the industry to continue growing even when faced with a significant rise in the Canadian Dollar compared to the U.S. Dollar, making productions more expensive for U.S. companies and offsetting the tax incentives available. According to the report from the British Columbia Film Commission the total size of the local film industry was CDN $ 1.2 billion in 2005 up from CDN $ 800 million in 2004.

The market for aerial cinematography and production is highly specialized and makes up only one small component of the total local film industry. Only a small fraction of all productions include scenes that involve aerial filming and readers are cautioned from drawing conclusions on the demand for our services based on the total size of the film industry in British Columbia.

In addition to the film industry there is also some demand from governments and local and national businesses. Government departments such as the tourism board or local chamber of commerce have sanctioned promotional DVDs that require aerial filming to best showcase an area, city or specific location.

Businesses such as real estate developers or forestry companies will also on occasion have a demand for aerial filming. Much like government sanctioned projects, these industrial projects involve filming geographic specific locations for promotional purposes.

Competition

Due to the small size of the market and the high specialization required to provide our services there are no published statistics on the total size or development of the market. There are less than 10 individuals and firms providing this service to the local market and based on our knowledge of the industry we believe we are one of the major providers of aerial cinematography services to the local market. On some projects an aerial cinematographer from outside of the local market is hired, but the standard procedure in the industry is to hire local companies that know the geography and specific attributes of the area. Although this has the effect of protecting some of our local market it also serves to limit our growth opportunities in other geographic areas of the continent.

Customers

Our customers vary from major film studios filming a feature film to local companies producing a commercial for a service or a product. During 2006 we provided our service to a total of 6 different clients. We do not have one or a few major customers and we have no agreements or contract with any company for future work.

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

The purchase of the common shares involves a number of significant risk factors. Purchasers of common shares should consider the following:

Our auditors have indicated that our inability to generate sufficient revenue raises substantial doubt as to our ability to continue as a going concern. Our audited financial statements for the period ended December 31, 2006 and 2005 were prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, our auditors have indicated that our inability to generate sufficient revenue raises substantial doubt as to our ability to continue as a going concern.

There are legal restrictions on the resale of the common shares offered herein, including Penny Stock Regulations under the U.S. Federal Securities Laws. These restrictions may adversely affect the ability of investors to resell their shares. Our Articles do not restrict the sale or transfer of our securities however such sale or transfer must be made in full compliance with applicable state and federal securities laws. Our securities are subject to the penny stock rules, which apply generally to equity securities with a price of less than $5.00 per share, other than securities registered on certain national exchanges or quoted on the NASDAQ system. The transaction costs associated with penny stocks are high, reducing the number of broker-dealers willing to engage in the trading of our shares. This results in reduced liquidity and an increase in the spread between the bid and ask price. Investors should be aware that the level of trading activity on the secondary market can be very illiquid and investors may find it expensive and difficult to sell their shares.

To date we have generated limited revenues from operations and we will have additional capital requirements to continue our operations but they might not be available to us on favorable terms or at all, and if unavailable our ability to run our business will be impaired. As of December 31, 2006 we had working capital of $15,910 As a result, it is difficult to expand our operations and we are dependent upon additional financing to sustain and grow our business. If we are unable to generate sufficient revenues to cover operating expenses or raise additional funds, we will unlikely maintain our business operations.

We have one officer and director and he spends only a portion of his time on our business. Mr. Vesak devotes approximately 75% of his time to the business of the company. He also has a business interest as a Director and Director of Photography and he may establish future business interests that are similar to ours but do not involve us. A conflict of interest may arise between the best interests of our company and the best interests of Mr. Vesak's other business interest. In such a situation where a conflict of interest exists any decision by Mr. Vesak which furthers the best interests of his other business interest may be harmful to our business. Additionally, we have no established parameters or understandings regarding the allocation of present or future business opportunities between us and Mr. Vesak's other business interest.

Our sole officer and director established his own internal controls over our financial reporting, disclosure controls and procedures. He is responsible for monitoring these controls and has limited experience that may lead to errors and omissions. Our sole officer and director is responsible for maintaining our financial reporting, including proper accounting records, selecting appropriate accounting principles, safeguarding assets and complying with relevant laws and regulations. His lack of experience may lead to inadequate controls and procedures resulting in errors and omissions that may go undetected and jeopardise the viability of our firm, resulting in the total loss of your investment.

If we lose the services of our President we will be left without management. Mr. Vesak has a thorough knowledge of our business and in particular aerial cinematography. Mr. Vesak is our sole officer and director and the loss of his services and knowledge of our business will likely result in the failure of our business and the total loss of your investment.

Our President has limited experience in financial accounting. Mr Vesak has no prior public company experience and he has limited experience in financial accounting. He is devoting considerable time to the preparation of Exchange Act reporting documents and his lack of experience may result in errors. There can be no assurance that errors made will not cost the company and reduce the value of your investment.

We rely on consultants and if we are unable to retain these or other similarly qualified individuals, we may not be able to carry out our business operations. We are dependent upon service providers, particularly editors, writers, and camera crews. Loss of their services would adversely affect our business and our ability to maintain our operations or develop new products and services. We have not entered into any employment or non-competition agreements with these individuals and do not plan to in the future. Our success will depend on our ability to attract and retain qualified personnel. If we cannot attract and retain the necessary individuals our operating results will suffer.

We have conducted limited market research on the viability of our service. There is no guarantee that we will be able to sell enough of our service to generate a profit and failure to become profitable will result in the failure of our business. The market for our services is limited in scope and there is no assurance that our services will generate market acceptance and result in profits. The inability to sell our services will result in the failure of our business.

We conduct our business in Canadian currency, the value of which fluctuates against the U.S. dollar. An appreciation in the Canadian dollar against the US dollar will have adverse effects on our business and result of operations. An increase in value of the Canadian dollar versus the US dollar would have a detrimental effect, as expenses incurred would, in turn, increase in US dollars. While certain fluctuation can be expected to continue there can be no assurance that the exchange rate will stabilize at current rates. We have not entered into any currency contracts to hedge against this risk.

Our success depends on our ability to develop, maintain and increase the sales of our services. The inability to establish additional distribution channels, may severely limit our growth prospects. Our business success is completely dependent on our ability to develop, maintain and expand our distribution channels. Revenues derived there from represent vital funds for our continued operations. The loss or damage of any of our business relationships and or revenues derived there from will result in the inability to market our services.

Raw Materials and Suppliers

Our services are not dependent on raw materials or suppliers.

Employees and Consultants

Other than our executive officer, Mr. AJ Vesak (President) we do not have any employees.

Research and Development

We did not incur any research and development expenditures for the fiscal years ended December 31, 2006 or 2005.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market information

Our shares were listed for trading on the OTC Bulletin Board inter dealer quotation operated by the National Quotation Bureau under the symbol AMSY on December 2nd, 2005. No trades of our shares occurred during 2005. In conjunction with our share consolidation during 2006 our trading symbol was changed to AMMS. Summary trading by quarter for 2006 are as follows:

Calendar Quarter		High Bid[1]	Low Bid[1]

2006

	First Quarter	3.00	0.55

	Second Quarter	6.41	3.80

	Third Quarter	3.00	3.00

	Forth Quarter	1.55	0.25

Source: Reuters

Note:
[1] These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

At March 22, 2007, there were 2,000,000 common shares issued and outstanding.

(b) Holders

At March 22, 2007, there were 60 holders of record plus common shares held by brokerage clearing houses, depositories or otherwise in unregistered form.

(c) Dividends

We have not declared any cash dividends nor are any intended to be declared. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for business development for the foreseeable future.

(d) Securities authorized for issuance under equity compensation plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and right	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	0	0	0

Equity compensation plans approved by security holders	0	0	0

Total	0	0	0

Recent sales of Unregistered Securities and Use of Proceeds

Since inception, the Registrant has sold the following securities which were not registered under the Securities Act of 1933, as amended.

Name and Address	Date	Shares	Consideration

Alexander J. Vesak Rosehill Wynd, Delta, BC Canada	Dec 7, 2004	1,000,000	$44,400

We issued the foregoing restricted shares of common stock to our present officer and director, Alexander Vesak pursuant to Section 4(2) of the Securities Act of 1933. He was a sophisticated investor, was officers and directors at the time of purchase, and was in possession of all material information relating to the company. Further, no commissions were paid to anyone in connection with the sale of the shares and general solicitation was not made to anyone.

This use of proceeds information is being disclosed pursuant to our SB-2 registration statement file # 333-123164 declared effective on July 15, 2005. The offering commenced on July 16, 2005 and was terminated on October 3, 2005 with 1,000,000 shares of common stock issued and $50,000 raised.

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

Net proceeds to the issuer after taking account of expense related to the registration statement were $39,213. From the effective date to December 31, 2006 the issuer has used $27,696 for rent, general legal, and office expenses and $4,195 for production of DVDs for a total of $31,891 of the net offering proceeds.

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

Our securities consist of common stock with a par value of $0.00001 per share. On January 27th, 2006 we affected a stock split of our common stock on a 2 for 1 basis. On September 29th, 2006 we affected a reverse split of our common stock on a 1 for 2 basis. Our authorized capital is 50,000,000 common shares of which 2,000,000 common shares are issued and outstanding as of March 22, 2007. All of our common stock, issued and unissued, is of the same class and ranks equally as to dividends, voting powers and participation in our assets on a winding-up or dissolution. No common shares have been issued subject to call or assessment. Each common share is entitled to one vote with respect to the election of directors and other matters. The shares of common stock do not have cumulative voting rights.

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

Neither our Articles of Incorporation nor our Bylaws contain specific provisions that would delay, defer or prevent a change in control. However, approximately 48,000,000 million common stock shares are authorized but unissued as of March 22, 2007. All of such authorized but unissued shares will be available for future issuance by the Board of Directors without additional shareholder approval. These additional shares may be used for a variety of purposes, including future offerings to raise additional capital or to facilitate acquisitions. One of the effects of the existence of unissued and unreserved common stock may be to enable the Board of Directors to issue shares to persons friendly to current management, which could render more difficult or discourage an attempt to obtain control of American Media Systems by means of a merger, tender offer, proxy contest or otherwise, and thereby protect the continuity of management. Such additional shares also could be used to dilute the stock ownership of persons seeking to obtain control of American Media Systems.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a) Plan of operation

Our plan of operations for the next 12 months is to continue our business of providing aerial cinematography services to the film and advertising industries. We feel that we are well positioned to take advantage of any growth in the local market. We currently do not have sufficient funds to maintain our operations for the next twelve months. We intend to file an SB-2 registration statement in order to raise additional funds to continue our operations.

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

During the fiscal year ending December 31, 2006, we incurred a net loss of $74,999 (2005 - loss of $35,640). The major components to expenses faced by the company during the year were consulting fees of $55,163 (2005 - $52,800), audit fees of $9,399 (2005 - $8,752), depreciation of $8,016 (2005 - $10,555), rent of $6,711 (2005 - $15,495), telephone and communication of $5,681 (2005 - 13,408), office expenses of $5,343 (2005 - $3,566). The balance of our expenses during 2006 were transfer agent fees of $3,089 (2004 - $1,970), legal fees of $1,598 (2005 - $4,978), advertising of $1,225 (2005 - nil), bad debt of $272 (2005 - nil), bank charges and interest of $262 (2005 - $359) and gain on foreign exchange of $1,314 (2005 - loss of $894). As of December 31, 2006 the Company has $4,227 in accounts payable (2005 - $16,383), $5,314 in accrued liabilities (2005 - $10,311), $1,596 in sales and corporate income taxes receivable (2005 - payable of $5,836), and $ 40,747 due to a related party (2005 - $3,692) and loan payable of $1,000 (2005 - Nil). There is no long-term debt. The Company may in the future invest in short-term investments from time to time but there can be no assurance that these investments will result in profit or loss.

Our future growth and success will be dependent on our ability to market our services to the film and advertising industries. If we cannot succeed in generating consistent sales then our prospects for growth are substantially undermined. Without additional capitalization our capacity to survive as a going concern, much less achieve growth, is doubtful. We intend to file an SB-2 registration statement to seek additional financing in order to secure our continued operations and grow our business.

The major reason for the decline in revenue for the year compared to the previous year was a decline in the demand for our services during the last half of the year. This was primarily due to a decline in the number of feature films demanding our services.

No engineering, management or similar report has been prepared or provided for external use in connection with the offer of our securities to the public.

Liquidity and Capital Resources

During the twelve months ended December 31, 2006 we divested our DVD production segment to focus on our aerial cinematography services. During the 12 months ended December 31, 2005 we secured $50,000 in capital through the issuing of 1,000,000 common stock pursuant to our SB-2 registration statement which was declared effective on July 15th, 2005.

During the twelve months ended December 31, 2005 the Company invested $8,995 in production of DVD, $1,881 in equipment, and $2 in intellectual property.

At December 31, 2006 our current assets totaled $67,198 compared to $101,298 at the beginning of the fiscal year. Our current assets at December 31, 2006 consisted $67,198 in cash, sales tax recoverable of $2,447, and Corporate taxes recoverable of $ 1,596. At December 31, 2005 our current assets consisted of $ 87,821 in cash, $5,894 in prepaid expenses, $5,189 in accounts receivable and $2,394 in inventory. Our current liabilities at December 31, 2006 were $51,288 (2005: $36,222). Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We believe our existing cash balance is insufficient to carry out our normal operations for the next twelve months. To the extent that we may require additional funds to support our operations or the expansion of our business, we plan to file an SB-2 registration statement and plan to sell additional equity. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing will be available to our company or on acceptable terms.

We do not expect any significant purchases of plant and equipment or any increase in the number of employees in the near future.

(c) Off-blance sheet arrangements

We do not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

Index to Financial Statements:

1. Audited consolidated financial statements for the fiscal years ending December 31, 2006 and 2005 including:

F-1 Report of Independent Registered Public Accounting Firm;

F-2 Balance Sheets;

F-3 Statements of Operations;

F-4 Statements of Cash Flows;

F-5 Statement of Stockholders' Equity; and

F-6 Notes to Financial Statements.

AMERICAN MEDIA SYSTEMS CO.

FINANCIAL STATEMENTS

December 31, 2006 and 2005

Vellmer & Chang
Chartered Accountants *

505 - 815 Hornby Street
Vancouver, B.C., V6Z 2E6
Tel: 604-687-3776
Fax: 604-687-3778
E-mail: info @ vellmerchang.com
* denotes a firm of incorporated professionals

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
American Media Systems Co.

We have audited the accompanying consolidated balance sheets of American Media Systems Co. as at December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of American Media Systems Co. as at December 31, 2006 and 2005 and the results of its operations and its cash flows for the year ended December 31, 2006 and 2006 in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada	"Vellmer & Chang"
March 27, 2007	Chartered Accountants

AMERICAN MEDIA SYSTEMS CO.

BALANCE SHEETS

	December 31	December 31
	2006	2005

ASSETS

CURRENT ASSETS
Cash	$ 63,155	$ 87,821
Account receivable	-	5,189
Sales taxes recoverable	2,447	-
Corporate taxes recoverable	1,596	-
Prepaid expenses	-	5,894
Inventory (Note 4)	-	2,394

	67,198	101,298
EQUIPMENT (Note 3)	27,013	35,029
INTELLECTUAL PROPERTY (Note 5)	-	2
DEFERRED DVD PRODUCTION COST (Note 6 & 11)	-	8,215

TOTAL ASSETS	$ 94,211	$ 144,544

LIABILITIES

CURRENT LIABILITIES
Accrued liabilities	$ 5,314	$ 10,311
Accounts payable	4,227	16,383
Sales taxes payable	-	3,098
Corporate income taxes payable	-	2,738
Loan payable (Note 7)	1,000	-
Advances from related parties (Note 8)	40,747	3,692

Total Liabilities	51,288	36,222

STOCKHOLDER'S EQUITY
COMMON STOCK (Note 9)
Authorized:
50,000,000 shares, $0.00001 par value;
Issued and outstanding:
2,000,000 common shares (December 31, 2005: 2,000,000)	20	20

ADDITIONAL PAID-IN CAPITAL	94,380	94,380

DONATED CAPITAL (Note 10)	67,876	58,276

(DEFICIT)	(119,353)	(44,354)

TOTAL STOCKHOLDERS' EQUITY	42,923	108,322

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 94,211	$ 144,544

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN MEDIA SYSTEMS CO

STATEMENTS OF OPERATIONS

	Year ended	Year ended
	December 31	December 31
	2006	2005

REVENUE	$ 25,020	$ 99,996

COST OF GOODS SOLD	(8,870)	(24,447)

GROSS PROFIT	16,150	75,549

GENERAL AND ADMINISTRATIVE EXPENSES

Advertising	1,225	-
Audit fees	9,399	8,752
Bad debt	272	-
Bank charges and interest	262	359
Consulting fees	55,163	52,800
Depreciation	8,016	10,555
Loss (gain) on foreign exchange	(253)	894
Legal fees	1,598	4,978
Office	5,343	3,566
Rent	6,711	15,495
Telephone and communication	5,663	13,408
Transfer agent fees	3,089	1,970
Website and software maintenance	-	48

	(96,488)	(112,825)

LOSS FROM OPERATIONS	(80,338)	(37,276)

OTHER INCOME
Film production equipment sale, net	1,621	-

(LOSS) FROM CONTINUING OPERATIONS BEFORE TAX	(78,717)	(37,276)

CORPORATE INCOME TAX RECOVERY (EXPENSE)	2,738	(2,738)

(LOSS) FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS	(75,979)	(40,014)

DISCONTINUED OPERATIONS (Note 11)
Gain (loss) from operations of discontinued Component (including gain on disposal of $273)	980	4,374

NET (LOSS)	(74,999)	(35,640)

Basic and diluted net loss per share from continuing operations	$ (0.04)	$ (0.03)

Basic and diluted net loss per share from discontinued operations	$ (0.00)	$ (0.00)

Basic and diluted net loss per share	$ (0.04)	$ (0.03)

Weighted average shares outstanding	2,000,000	1,246,575

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN MEDIA SYSTEMS CO

STATEMENT OF STOCKHOLDERS' EQUITY

			Additional			Total
	Common Stock		Paid-in	Donated		Stockholders'

	Shares	Amount	Capital	Capital	Deficit	Equity(Deficiency)

Balance on December 31, 2004	1,000,000	$ 10	$ 44,390	$ 676	$ (8,714)	$ 36,362

Issue of common stock for cash at $0.50 per share on October 3, 2005	1,000,000	10	49,990	-	-	50,000

Donated services	-	-	-	57,600	-	57,600

Net (loss) for the year	-	-	-	-	(35,640)	(35,640)

Balance, December 31, 2005	2,000,000	20	94,380	58,276	(44,354)	108,322

Donated services	-	-	-	9,600	-	9,600

Net (loss) for the year	-	-	-	-	(74,999)	(74,999)

Balance, December 31, 2006	2,000,000	$ 20	$ 94,380	$ 67,876	$ (119,353)	$ 42,923

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN MEDIA SYSTEMS CO

STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	December 31	December 31
	2006	2005

OPERATING ACTIVITIES

Net loss	$ (74,999)	$ (35,640)

Items not requiring cash outlay
Consulting fees	9,600	52,800
Depreciation	8,016	10,555
Amortization of deferred DVD production costs	-	780
Gain on sale of subsidiary	(4,783)	-

Cash provided by (used in) changes in operating assets and liabilities
Accounts receivable	5,189	(5,189)
Prepaid expenses	5,894	(5,894)
Inventory	2,394	(2,394)
Accounts payable	(12,156)	14,447
Sales taxes recoverable (payable)	(5,545)	3,098
Accrued liabilities	(4,997)	4,211
Corporate income taxes recoverable (payable)	(4,334)	2,738
Loan payable	1,000	-
Advances from a related party	37,055	2,450

Net cash provided by (used in) operating activities	(37,666)	41,962

FINANCING ACTIVITIES
Issuance of common stock, net	-	50,000

Net Cash provided by financing activities	-	50,000

INVESTING ACTIVITIES
Purchase of equipment	-	(1,881)
Payments for intellectual property	-	(2)
Production of DVDs	-	(2,259)
Cash proceeds from sale of subsidiary	13,000	-

Net cash provided by (used in) financing activities	13,000	(4,142)

Increase in cash	(24,666)	87,820

Cash - beginning of the year	87,821	1

Cash - end of the year	$ 63,155	$ 87,821

SUPPLEMENTAL CASH FLOWS INFORMATION

Interest expense	-	16
Taxes (recoverable) payable	(2,738)	2,738
Foreign exchange (gain) loss	(253)	894

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES

Donated services	9,600	57,600

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN MEDIA SYSTEMS CO

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated under the laws of the State of Nevada on December 6, 2004. The Company is a startup film and production company that specializes in television and feature film aerial cinematography in North America. On May 31, 2006 the Company sold its instructional DVD segment.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Year End

The Company has elected a December 31st fiscal year end. The accompanying consolidated financial statements cover the years ended December 31, 2006 and 2005.

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

(c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2006 the Company has $nil cash equivalents (2005 - $nil). As at December 31, 2006, further, the Company has $nil over the federally insured limit (2005 - $nil).

(d) Inventory

Raw materials and supplies and work in progress are valued at the lower of cost and replacement cost, the cost being determined using the first in, first out method. Work in progress includes raw materials, labor and production overhead.

Finished goods inventories are valued at the lower of cost and net realizable value, the cost being determined using the first in, first out method.

AMERICAN MEDIA SYSTEMS CO

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

(g) Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $1,225 for the year ended December 31, 2006 and $nil for the year ended December 31, 2005.

(h) Stock-Based Compensation

The Company accounts for stock options and similar equity instruments issued in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation" and SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure", an amendment to SFAS No. 123. Accordingly, compensation costs attributable to stock options or similar equity instruments granted to employees are measured at the fair value at the grant date, and expensed over the expected vesting period with a corresponding increase to additional paid-in capital. Transactions in which goods or services are received from non-employees in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. As at December 31, 2006 the Company has not issued any stock options or similar equity instruments.

(i) Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share on the potential exercise of the equity-based financial instruments is not presented where anti-dilutive.

AMERICAN MEDIA SYSTEMS CO

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(j) Comprehensive Income

In accordance with SFAS 130, "Reporting Comprehensive Income" ("SFAS 130"), comprehensive income consists of net income and other gains and losses affecting stockholder's equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. For the period ended December 31, 2006 the Company's financial statements include none of the additional elements that affect comprehensive income. Accordingly, net income and comprehensive income are identical.

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

(l) Financial Instruments

The Company's financial instruments consist of cash, accounts payable, loan payable and advances from a related party. The carrying value of these financial instruments approximates their fair value based on their liquidity or their short-term nature.

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

Due to the uncertainty regarding the Company's future profitability, the future tax benefits of its losses have been fully reserved for and no net tax benefit has been recorded in the financial statements during the period presented.

(n) Impairment of Long-Live Assets and Long-Live Assets to be Disposed of

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," among other items, establishes procedures for review of recoverability, and measurement of impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 also requires that long-lived assets to be disposed of other than by sale shall continue to be classified as held and used until disposal. Further, SFAS No. 144 specifies the criteria for classifying long-lived assets as "held for sale" and requires that long-lived assets to be disposed of by sale be reported as the lower of carrying amount or fair value less estimated selling costs. Management believes that there has not been any impairment of the Company's long-lived assets as at December 31, 2006.

AMERICAN MEDIA SYSTEMS CO

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(o) Foreign Currency Translations

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

(p) Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

AMERICAN MEDIA SYSTEMS CO

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(p) Recent Accounting Pronouncements (Continued)

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

NOTE 3 - EQUIPMENT

	2006			2005

		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value

	$	$	$	$	$	$

Computer equipment	14,658	(7,608)	7,050	14,658	(4,584)	10,074
Furniture and fixtures	1,423	(521)	902	1,423	(297)	1,126
Video production equipment	30,200	(11,139)	19,061	30,200	(6,371)	22,829

Total	46,281	(19,268)	27,013	46,281	(11,252)	35,029

NOTE 4 - INVENTORY

	December 31, 2006	December 31, 2005

	$	$

Work in Progress	-	-
Finished Goods	-	2,394

	-	2,394

AMERICAN MEDIA SYSTEMS CO

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INTELLECTUAL PROPERTY

On February 15, 2005 the Company purchased the intellectual property to the Mentor Series of Instructional DVDs and the Craft College Series of Instructional DVDs for total consideration of $2 from its sole shareholder and President, Mr. A.J. Vesak. The intellectual property was sold during 2006, see note 11.

NOTE 6 - DVD PRODUCTION COST

During the year ended 2006 the Company sold its DVD production unit, see note 11.

	2006			2005

		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value

	$	$	$	$	$	$

DVD production cost	-	-	-	8,995	(780)	8,215

Total	-	-	-	8,995	(780)	8,215

NOTE 7 - LOAN PAYABLE

The loan payable of $1,000 is non-interest bearing, unsecured and has no defined terms of repayment.

NOTE 8 - RELATED PARTY TRANSACTIONS AND BALANCES

The following represents related party transactions and balances not disclosed elsewhere in the financial statements:

(i) During the year ended December 31, 2006, the Company purchased $2,231 (2005 - $Nil) of DVD inventory from True North Entertainment Ltd., a company wholly owned by its President.

(ii) During the year ended December 31, 2006, the Company paid $45,428 in consulting fees to AJ Vesak Ltd (2005 - $Nil), a company wholly owned by its President.

(iii) During the year ended December 31, 2006, the Company received $9,600 of donated consulting services from its President (2005 - $57,600).

(iv) During 2006, the Company did not record any amounts to its President for rent (2005 - $2,400) or web hosting (2005 - $48).

(v) During 2006, the Company realized net revenues of $nil (2005 - $4,057) from AJ Vesak Ltd.

(vi) At December 31, 2006 the Company had no outstanding balance to True North Entertainment Inc., (2005 - $60).

(vii) At December 31, 2006 the Company owes $40,746 to a AJ Vesak Ltd. for expenses paid on behalf of the Company and for services rendered (2005 - $3,692). The amount due is non-interest bearing, has no stated terms of repayment and is unsecured.

AMERICAN MEDIA SYSTEMS CO

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - RELATED PARTY TRANSACTIONS AND BALANCES (Continued)

The transactions between the Company and the related party were consummated at the price agreed upon by the parties.

NOTE 9 - COMMON STOCK

Effective January 27, 2006, the Company completed a two shares for one share stock split. Effective September 29, 2006, the Company completed a one share for two shares stock consolidation. The Company's share transactions disclosed in these financial statements have been restated retroactively to reflect the above stock transactions.

There are no shares subject to warrants, options or other agreements as at December 31, 2006.

NOTE 10 - DONATED CAPITAL

During the 2006 fiscal period, consulting fees in the amount $9,600 (2004: $57,600) were donated by the officer and director of the Company and recorded as donated capital.

NOTE 11 - DISCONTINUED OPERATIONS

During the quarter ended June 30, 2006 the company sold all operations and assets associated with its Instructional DVD segment. Total proceeds from the sale were $13,000 and the Company realized a gain on the sale of $273. The gain is included under the caption 'Gain (loss) from operations of discontinued Component' on the income statement. The carrying amount of assets and liabilities at the time of disposal were $14,841 and $349, respectively. Revenues of $4,070 (2005 - $7,085) and pre-tax profit of $3,110 (2005 - $4,370) are reported in discontinued operations. Subsequent to the disposal, the Company's operations consisted of one operating segment as detailed in Note.

NOTE 12 - CONCENTRATION OF RISK

The Company relies on the expertise of it's President and major shareholder, Mr. Vesak. Mr. Vesak has a thorough knowledge of television and feature film production.

NOTE 13 - INCOME TAXES

No provision for income taxes has been made for the period presented as the Company has incurred net losses. The potential benefits of the net operating losses carried forward have not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The components of the net deferred tax asset, the statutory tax rate, and the elected amount of the valuation allowance are as follows:

	December 31, 2006	December 31, 2005

	$	$
Net operating loss carry forwards (expiring in 2024-2025)	54,083	nil
Statutory tax rate	15% - 36%	15% -36%
Deferred tax assets	20,061	nil
Less: Valuation allowance	(20,061)	nil

Net deferred tax assets	-	-

AMERICAN MEDIA SYSTEMS CO

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - INCOME TAXES (Continued)

	December 31, 2006	December 31, 2005

Statutory and effective tax rates	15% - 36%	15% - 36%

Income taxes expense (recovery) at the	25,482	(3,931)
Effective tax rate

Permanent timing differences
Donated consulting services	(3,456)	(7,920)

Tax losses carryforward recognized (deferred)	(24,764)	9,113

Corporate income taxes expense (recovery)	(2,738)	2,738

NOTE 14 - COMPARATIVE FIGURES

Certain of the amounts for the 2005 fiscal year have been reclassified to conform to the presentation adopted for the current fiscal year.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have not been any disagreements with the auditor on any audit or accounting issues.

ITEM 8A. CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006. Based upon that evaluation, our Director, Chief Executive and Chief Financial Officer, concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

The name, age and position of the Company's director and executive officer is as follows:

Name	Age	Position

Alexander Vesak	49	President, Secretary, Treasurer, Chief Executive Officer, and Director

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

Based solely on our review of these reports or written representations from certain reporting persons, the Registrant believes that during the fiscal year ended December 31, 2006 and during the current fiscal year, all filing requirements applicable to our officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16(a) of the Exchange Act were met.

(e) Audit committee financial expert

The Issuer has determined that it does not have an audit committee financial expert serving on its audit committee. The Issuer has been unable to nominate an individual with the required expertise to stand for election to the Issuer's Board of Directors.

(f) Audit Committee and Charter

We have an audit committee and audit committee charter. Our audit committee is comprised of all of our directors. A copy of our audit committee charter was filed as an exhibit to the Form 10-KSB for the year ended December 31, 2005. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

Code of Ethics

We have adopted a corporate code of ethics that applies to our chief executive officer and our chief financial officer. A copy of the code of ethics is filed as an exhibit to the Form 10-KSB filed for the year ending December 31, 2005. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

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

Annual Compensation

(a)	(b)	(c)	(d)	(e)

Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)

Alexander Vesak* President, CEO & Director	2006 2005	45,428 Nil	Nil Nil	Nil Nil

* Salary was paid to AJ Vesak Ltd. A company wholly owned by Mr. Vesak.

Option/SAR Grants

There were no option/SAR Grants during the 2006, or 2005 fiscal years.

Aggregate Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values

No stock options were exercised by any named executive officer during the 2006 or 2005 fiscal years and there are no stock options outstanding at December 31, 2006 or at the date of this report.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security ownership of certain beneficial owners and management

We are not directly or indirectly owned or controlled by a corporation or foreign government. As of March 22, 2007, we had an authorized share capital of 50,000,000 common shares with a par value of $0.00001 per share of which 2,000,000 shares are issued and outstanding.

The following table sets forth, as of March 22, 2007, the beneficial shareholdings of persons or entities holding five per cent or more of our common stock, each director individually, each named executive officer and all of our directors and officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

(1)	(2)	(3)	(4)

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common	Alexander Vesak, 3500 Cornett Rd Vancouver, BC V5M 2H5 Canada	1,012,500	50.6%

Common	All Officers and Directors as a Group (two persons)	1,012,500	50.6%

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

Transactions with Promoter

In addition to his position in our management, Mr. Vesak is also our only promoter.

ITEM 13. EXHIBITS.

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

4.1	Specimen Stock Certificate (1)

10.1	Contract with Brand Specialists LLC (1)

10.2	Purchase agreement for Craft College intellectual property (1)

10.3	Purchase agreement for Mentor Media intellectual property (1)

10.4	Contract with Memories Complete (1)

10.5	Written representation of verbal agreement with Vancouver Film Studios (1)

14.1	Code of ethics (1)

21.1	Subsidiaries

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

(1) Incorporated herein by reference from our Form SB-2 registration statement and all amendments thereto filed with the Securities and Exchange Commission, and amendments thereto, SEC file No. 333-123169 or Form 10KSB for the year ended December 31, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual financial statements for the year ending December 31, 2006 and 2005 were $9,399 and approximately $8,752 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the period ended December 31, 2006 and fiscal year ending December 31, 2005.

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

American Media Systems Co.

Date: March 30, 2007 By: /s/ ALEXANDER VESAK
                                            Alexander Vesak,
                                            Chief Executive Officer, Chief Financial Officer and principal accounting officer