Form 10KSB/A
period 2006-12-31
American Media Systems Co.
filed 2007-04-18
CIK 1318060

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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
☐ Yes ☒ No

The issuer's revenues for its most recent fiscal year: $25,020.

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

(b) Business of the Issuer

Our auditors have issued a going concern opinion suggesting there is a real possibility that we will not be able to maintain our operations. During the year ended December 31, 2006 we generated revenues of $25,020 and achieved a loss of $74,999. We complete our first sale in the second quarter of 2005 and generated a total of $99,996 in revenues through the rest of the year and achieved losses of $35,640 in 2005.

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

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

During the fiscal year ending December 31, 2006, we incurred a net loss of $74,999 (2005 - loss of $35,640). The major components to expenses faced by the company during the year were consulting fees of $55,163 (2005 - $52,800), audit fees of $9,399 (2005 - $8,752), depreciation of $8,016 (2005 - $10,555), rent of $6,711 (2005 - $15,495), telephone and communication of $5,681 (2005 - 13,408), office expenses of $5,343 (2005 - $3,566). The balance of our expenses during 2006 were transfer agent fees of $3,089 (2004 - $1,970), legal fees of $1,598 (2005 - $4,978), advertising of $1,225 (2005 - nil), bad debt of $272 (2005 - nil), bank charges and interest of $262 (2005 - $359) and gain on foreign exchange of $253 (2005 - loss of $894). As of December 31, 2006 the Company has $4,227 in accounts payable (2005 - $16,383), $5,314 in accrued liabilities (2005 - $10,311), $4,043 in sales and corporate income taxes receivable (2005 - payable of $5,836), and $ 40,747 due to a related party (2005 - $3,692) and loan payable of $1,000 (2005 - Nil). There is no long-term debt. The Company may in the future invest in short-term investments from time to time but there can be no assurance that these investments will result in profit or loss.

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

At December 31, 2006 our current assets totaled $67,198 compared to $101,298 at the beginning of the fiscal year. Our current assets at December 31, 2006 consisted $63,155 in cash, sales tax recoverable of $2,447, and Corporate taxes recoverable of $ 1,596. At December 31, 2005 our current assets consisted of $ 87,821 in cash, $5,894 in prepaid expenses, $5,189 in accounts receivable and $2,394 in inventory. Our current liabilities at December 31, 2006 were $51,288 (2005: $36,222). Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

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