Form 10QSB
period 2007-03-31
American Media Systems Co.
filed 2007-05-14
CIK 1318060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number 000-51568

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

Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $.00001 par value per share: 2,000,000 outstanding as of May 11, 2007.

Transitional Small Business Disclosure Format (check one):

Yes ☐     No ☒

Item 1. Financial Statements.

AMERICAN MEDIA SYSTEMS CO.

CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2007	2006
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS
Cash	$ 60,840	$ 63,155
Account receivable	1,948	-
Sales taxes recoverable	3,126	2,447
Corporate taxes recoverable	1,596	1,596

	67,510	67,198
EQUIPMENT	25,486	27,013

TOTAL ASSETS	$ 92,996	$ 94,211

LIABILITIES

CURRENT LIABILITIES
Accrued liabilities	$ 5,314	$ 5,314
Accounts payable	1,610	4,227
Loan payable	1,000	1,000
Advances from related parties	55,147	40,747

Total Liabilities	63,071	51,288

STOCKHOLDER'S EQUITY
Common stock
Authorized:
50,000,000 shares, $0.00001 par value;
Issued and outstanding:
2,000,000 common shares (December 31, 2006: 2,000,000)	20	20

Additional paid-in capital	94,380	94,380
Donated capital	67,876	67,876
Deficit accumulated during the development stage	(44,354)	(44,354)
Accumulated deficit	(87,997)	(74,999)

TOTAL STOCKHOLDERS' EQUITY	29,925	42,923

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 92,996	$ 94,211

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN MEDIA SYSTEMS CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months	Three months
	ended	Year ended
	March 31,	March 31,
	2007	2006

REVENUE	$ 1,830	$ 12,262

COST OF GOODS SOLD	-	(348)

GROSS PROFIT	1,830	11,914

GENERAL AND ADMINISTRATIVE EXPENSES

Advertising	-	1,225
Bank charges and interest	109	60
Consulting fees	13,584	14,400
Depreciation	1,527	2,004
Loss (gain) on foreign exchange	(425)	(364)
Legal fees	408	1,850
Office	-	2,148
Rent	250	5,242
Telephone and communication	(625)	1,346
Transfer agent fees	-	525

	(14,828)	(28,436)

LOSS FROM OPERATIONS	(12,998)	(16,522)

OTHER INCOME
Film production equipment sale, net	-	1,643

(LOSS) FROM CONTINUING OPERATIONS	(12,998)	(14,879)

DISCONTINUED OERATIONS
Gain from operations of discontinued Component	-	957

NET (LOSS)	(12,998)	(13,922)

Basic and diluted net loss per share	$ (0.01)	$ (0.01)

Weighted average shares outstanding	2,000,000	2,000,000

The accompanying notes form an integral part of these consolidated financial statements.

AMERICAN MEDIA SYSTEMS CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months	Three months
	ended	ended
	March 31	March 31
	2007	2006

OPERATING ACTIVITIES

Loss from operations	$ (12,998)	$ (13,922)

Items not requiring cash outlay
Consulting fees	-	9,600
Depreciation	1,527	2,004
Amortization of deferred DVD production costs	-	315

Cash provided by (used in) changes in operating assets and liabilities
Accounts receivable	(1,948)	(4,329)
Prepaid expenses	-	2,909
Inventory	-	(3,742)
Accounts payable	(2,617)	(6,785)
Sales taxes payable	(679)	1,711
Accrued liabilities	-	(10,311)
Deferred revenue	-	5,671
Advances from a related party	14,400	-

Net cash used in operating activities	(2,315)	(16,879)

Increase in cash and cash equivalents	(2,315)	(16,879)

Cash and cash equivalent - beginning of the period	63,155	87,821

Cash and cash equivalent - end of the period	$ 60,840	$ 70,942

Supplemental Disclosure

Interest expense	(16)	-
Taxes	-	-
Foreign exchange gain	425	364

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES

Donated services	-	9,600

The accompanying notes form an integral part of these consolidated financial statements.

AMERICAN MEDIA SYSTEMS CO
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

These unaudited financial statements have been prepared in accordance with the instructions to SEC Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such instructions. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto as at December 31, 2006.

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal, recurring nature. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that can be expected for the year ended December 31, 2007.

NOTE 2 - COMMON STOCK

Effective January 27, 2006, the Company completed a two shares for one share stock split. Effective September 29, 2006, the Company completed a one share for two shares stock consolidation. The Company's share transactions disclosed in these financial statements have been restated retroactively to reflect the above stock transactions.

There are no shares subject to warrants, options or other agreements as at March 31, 2007.

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

With the funds we currently have our priority of expenditures is to pay legal, audit and transfer agent fees and those related to our Exchange Act reporting obligations and second to increase the marketing of our film and media productions services. We intend to accomplish the foregoing through the following milestones:

1. Continue to distribute our film and production demo reel to various advertising and creative agencies.

2. Continue to distribute our corporate awareness DVD to prospective advertising agencies and other firms we believe fit within the target market for our services.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

During the three months ending March 31, 2007 we realized sales of $1,830 as compared to $12,262 for the first three months of 2006 and we realized a gross margin of $1,830 (2006 - $11,914). Our revenues are generated from aerial film and production.

During the three months ending March 31, 2007, we incurred a loss from operations of $12,998 (2006 - loss of $14,879). The major components of expenses faced by the company during the three months were consulting fees of $13,584 (2006 - $14,400), depreciation of $1,527 (2006 - $2,004), and legal fees of $408 (2006 - $ 1,850). The balance of our expenses during the three months have been rent of $250 (2006 - $5,242), bank and interest charges of $109 (2005 - $60), and gain on foreign exchange of $425 (2006 - $ 364).

As of March 31, 2007 the Company had current assets of $67,510 compared to $67,198 on December 31, 2006. Current assets consist of cash of $60,840 (2006 - $63,155), sales tax recoverable of $3,126 (2006 - $2,447), corporate taxes recoverable of $1,596 (2006 - $1,596), and accounts receivable of $1,948 (2006 - $Nil). As of March 31, 2007 the Company had current liabilities of $63,071 compared to $51,288 at December 31, 2006. The current liabilities consist of $5,314 in accrued liabilities (December 31, 2006 - $5,314), $ 1,610 accounts payable (December 31, 2006 - $4,227), $1,000 in loan payable (December 31, 2006 - $1,000), and $55,147 due to a related party (December 31, 2006 - $40,747). There is no long-term debt. The Company may in the future invest in short-term investments from time to time but there can be no assurance that these investments will result in profit or loss.

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

Recent accounting pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

PART II -OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

This use of proceeds information is being disclosed pursuant to our SB-2 registration statement file # 333-123169 declared effective on July 15, 2005. The offering commenced on July 16, 2005 and was terminated on October 3, 2005 with 2,000,000 shares of common stock issued and $50,000 raised.

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

Net proceeds to the issuer after taking account of expense related to the registration statement were $39,213. From the effective date to March 31, 2007 the issuer has used $27,321 for rent, general legal, and office expenses and $4,195 for production of DVDs for a total of $31,516 of the net offering proceeds.

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

AMERICAN MEDIA SYSTEMS CO. (Registrant)

Dated: May 11, 2007	BY:	/s/ AJ VESAK AJ Vesak, Principal Executive Officer and Principal Financial Officer