Form 10QSB
period 2007-06-30
American Media Systems Co.
filed 2007-08-14
CIK 1318060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $.00001 par value per share: 2,000,000 outstanding as of August 13, 2007.

Transitional Small Business Disclosure Format (check one):

Yes ☐     No ☒

Item 1. Financial Statements.

AMERICAN MEDIA SYSTEMS CO.

CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2007	2006
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS
Cash	$ 54,784	$ 63,155
Sales taxes recoverable	1,835	2,447
Corporate taxes recoverable	3,240	1,596

	59,859	67,198
EQUIPMENT	23,959	27,013

TOTAL ASSETS	$ 83,818	$ 94,211

LIABILITIES

CURRENT LIABILITIES
Accrued liabilities	$ --	$ 5,314
Accounts payable	604	4,227
Loan payable	1,000	1,000
Advances from related parties	67,431	40,747

Total Liabilities	69,035	51,288

STOCKHOLDER'S EQUITY
Common stock
Authorized:
50,000,000 shares, $0.00001 par value
Issued and outstanding:
2,000,000 common shares	20	20

Additional paid-in capital	94,380	94,380
Donated capital	67,876	67,876
Deficit accumulated during the development stage	(44,354)	(44,354)
Accumulated deficit	(103,139)	(74,999)

TOTAL STOCKHOLDERS' EQUITY	14,783	42,923

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 83,818	$ 94,211

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN MEDIA SYSTEMS CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30	June 30	June 30	June 30
	2007	2006	2007	2006

REVENUE	$ -	$ 5,596	$ 1,830	$ 12,262

COST OF GOODS SOLD	-	1,019	-	348

GROSS PROFIT	-	4,577	1,830	11,914

GENERAL AND ADMINISTRATIVE EXPENSES

Advertising	-	-	-	1,225
Audit fees	935	-	935	1,046
Bank charges and interest	79	60	188	119
Consulting fees	13,586	14,400	27,170	27,858
Depreciation	1,527	2,409	3,054	4,008
Loss (gain) on foreign exchange	(2,124)	(8)	(2,549)	(1,570)
Legal fees	234	-	642	1,598
Office	-	912	-	3,687
Rent	-	2,973	250	6,956
Telephone and communication	-	3,402	(625)	3,111
Transfer agent fees	775	-	775	675
Website and software maintenance	130	-	130	-

	15,142	24,148	29,970	48,713

LOSS FROM OPERATIONS	(15,142)	(19,571)	(28,140)	(36,799)

OTHER INCOME
Film production equipment sale, net	-	-	-	1,643

(LOSS) FROM CONTINUING OPERATIONS	(15,142)	(19,571)	(28,140)	(35,156)

DISCONTINUED OPERATIONS
Gain from operations of discontinued Component	-	-	-	978

NET (LOSS)	(15,142)	(19,571)	(28,140)	(34,178)

Basic and diluted net loss per share	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.02)

Weighted average shares outstanding	2,000,000	2,000,000	2,000,000	2,000,000

The accompanying notes form an integral part of these financial statements.

AMERICAN MEDIA SYSTEMS CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months	Six months
	ended	ended
	June 30	June 30
	2007	2006

OPERATING ACTIVITIES

Loss from operations	$ (28,140)	$ (34,178)

Items not requiring cash outlay
Consulting fees	-	9,600
Depreciation	3,054	4,008
Gain on sale of subsidiary	-	(2,389)

Cash provided by (used in) changes in operating assets and liabilities
Accounts receivable	(3,623)	4,630
Prepaid expenses	-	4,103
Inventory	-	(5,328)
Accounts payable	-	(11,705)
Sales taxes payable	612	(3,087)
Accrued liabilities	(5,314)	(10,311)
Deferred revenue	-	5,671
Corporate income taxes payable	(1,644)	(1,562)
Advances from a related party	26,684	4,800

Net cash used in operating activities	(8,371)	(35,748)

INVESTING ACTIVITIES
Cash proceeds from sale of subsidiary	-	13,000

Net Cash provided by financing activities	-	13,000

Increase in cash and cash equivalents	(8,371)	(22,748)

Cash and cash equivalent - beginning of the period	63,155	87,821

Cash and cash equivalent - end of the period	$ 54,784	$ 65,073

Supplemental Disclosure

Interest expense	16	-
Taxes	-	-
Foreign exchange (gain) loss	(2,549)	(1,570)

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES

Donated services	-	9,600

The accompanying notes form an integral part of these consolidated financial statements.

AMERICAN MEDIA SYSTEMS CO

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

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

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal, recurring nature. Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that can be expected for the year ended December 31, 2007.

NOTE 2 - COMMON STOCK

Effective January 27, 2006, the Company completed a two shares for one share stock split. Effective September 29, 2006, the Company completed a one share for two shares stock consolidation. The Company's share transactions disclosed in these financial statements have been restated retroactively to reflect the above stock transactions.

There are no shares subject to warrants, options or other agreements as at June 30, 2007.

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

Our plan of operations for the next 12 months is to continue our business of providing aerial cinematography services to the film and advertising industries and to diversify into government and corporate sectors. We feel that we are well positioned to take advantage of any growth in the local film industry. To pursue these objectives we intend to raise additional capital and to that end filed an SB-2 registration statement on June 1, 2007. The prospectus, which was declared effective by the Securities and Exchange Commission on July 5, 2007, registered 8,000,000 shares at an offering price of $0.05 per share. The funds contemplated in the prospectus will be utilized to pay general working capital expenses such as, but not limited to, office, audit and legal fees. We will also utilize the funds to market our services by customizing our corporate awareness DVD to specific sectors within the economy. We will target those sectors that we believe are poised for growth and could benefit the greatest from our services. We anticipate that this work will require additional consulting, legal, and travel and related expenses as we continue expanding our customer base.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

During the six months ending June 30, 2007 we realized sales of $1,830 as compared to $12,262 for the first six months of 2006 and we realized a gross margin of $1,830 (2006 - $11,914). Our revenues are generated from aerial film and production.

During the six months ending June 30, 2007, we incurred a loss from operations of $28,140 (2006 - loss of $34,178). The major components of expenses faced by the company during the six months were consulting fees of $27,170 (2006 - $27,858), depreciation of $3,054 (2006 - $4,008), and audit fees of $935 (2006 - $ 1,046). The balance of our expenses during the six months have been transfer agent fees of $775 (2006 - $675), legal fees of $642 (2006 - $1,598), rent of $250 (2006 - $6,956), bank and interest charges of $188 (2005 - $119), website fees of $130 (2006 - $nil), and gain on foreign exchange of $2,549 (2006 - $ 1,570).

As of June 30, 2007 the Company had current assets of $59,859 compared to $67,198 balance December 31, 2006. Current assets consist of cash of $454,784 (2006 - $63,155), corporate taxes recoverable of $3,240 (2006 - $1,596), and sales tax recoverable of $1,835 (2006 - $2,447). As of June 30, 2007 the Company has current liabilities of $69,035 compared to $51,288 at December 31, 2006. The current liabilities consist of $1,000 in loan payable (December 31, 2006 - $1,000), $604 accounts payable (December 31, 2006 - $4,227), and $67,431 due to a related party (December 31, 2006 - $40,747). There is no long-term debt. The Company may in the future invest in short-term investments from time to time but there can be no assurance that these investments will result in profit or loss.

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

Net proceeds to the issuer after taking account of expense related to the registration statement were $39,213. From the effective date to June 30, 2007 the issuer has used $29,474 for rent, general legal, and office expenses and $4,195 for production of DVDs for a total of $33,669 of the net offering proceeds.

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

On April 18, 2007 we announced that the Company had engaged K.R. Margetson Ltd. an incorporated professional, as our principal independent accountant with the approval of our company's board of directors.

On May 7, 2007 we filed an amendment to the April 18, 2007 8-K to disclose the previous auditors response to the April 18, 2007 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN MEDIA SYSTEMS CO. (Registrant)
Dated: August 13, 2007	BY:	/s/ AJ VESAK AJ Vesak, Principal Executive Officer and Principal Financial Officer