Form 10QSB
period 2007-09-30
American Media Systems Co.
filed 2007-11-14
CIK 1318060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $.00001 par value per share: 2,000,001 outstanding as of November 13, 2007.

Transitional Small Business Disclosure Format (check one):

Yes ☐     No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN MEDIA SYSTEMS CO.

CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2007	2006
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS
Cash	$ 53,569	$ 63,155
Sales taxes recoverable	2,761	2,447
Corporate taxes recoverable	3,240	1,596

	59,570	67,198
EQUIPMENT	22,432	27,013

TOTAL ASSETS	$ 82,002	$ 94,211

LIABILITIES

CURRENT LIABILITIES
Accrued liabilities	$ -	$ 5,314
Accounts payable	1,022	4,227
Loan payable	1,000	1,000
Advances from related parties (Note 3)	81,851	40,747

Total Liabilities	83,873	51,288

STOCKHOLDERS' EQUITY
Common stock
Authorized:
50,000,000 shares, $0.00001 par value;
Issued and outstanding:
2,000,000 common shares	20	20

ADDITIONAL PAID-IN CAPITAL	94,380	94,380

DONATED CAPITAL	67,876	67,876

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	(44,354)	(44,354)

ACCUMULATED DEFICIT	(119,793)	(74,999)

TOTAL STOCKHOLDERS' EQUITY	(1,871)	42,923

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 82,002	$ 94,211

The accompanying notes are an integral part of these consolidated balance sheets.

AMERICAN MEDIA SYSTEMS CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30	September 30	September 30	September 30
	2007	2006	2007	2006

REVENUE	$ -	$ 12,737	$ 1,830	$ 26,121

COST OF GOODS SOLD	-	(8,522)	-	(9,242)

GROSS PROFIT	-	4,215	1,830	16,879

GENERAL AND ADMINISTRATIVE EXPENSES

Advertising	-	-	-	1,225
Audit fees	1,443	1,526	2,378	2,572
Bank charges and interest	104	72	292	191
Consulting fees	13,950	13,585	41,120	41,443
Depreciation	1,527	2,004	4,581	6,012
Loss (gain) on foreign exchange	(1,735)	(24)	(4,284)	(1,594)
Legal fees	-	-	642	1,598
Office	47	1,435	47	5,122
Rent	-	3,800	250	10,756
Telephone and communication	50	1,071	(575)	4,182
Transfer agent fees	1,268	1,288	2,043	1,963
Website and software maintenance	-	-	130	-

	(16,654)	(24,757)	(46,624)	(73,470)

LOSS FROM OPERATIONS	(16,654)	(20,542)	(44,794)	(56,591)

OTHER INCOME
Film production equipment sale, net	-	-	-	1,643

(LOSS) FROM CONTINUING OPERATIONS	(16,654)	(20,542)	(44,794)	(54,948)

DISCONTINUED OPERATIONS
Gain (loss) from operations of discontinued Component	-	-	-	273

NET (LOSS)	(16,654)	(20,542)	(44,794)	(54,675)

Basic and diluted net loss per share	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.03)

Weighted average shares outstanding	2,000,000	2,000,000	2,000,000	2,000,000

The accompanying notes form an integral part of these financial statements.

AMERICAN MEDIA SYSTEMS CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months	Nine months
	ended	ended
	September 30	September 30
	2007	2006

OPERATING ACTIVITIES

Loss from operations	$ (44,794)	$ (54,675)

Items not requiring cash outlay
Consulting fees	-	9,600
Depreciation	4,581	6,012
Gain on sale of subsidiary	-	(2,389)

Cash provided by (used in) changes in operating assets and liabilities
Accounts receivable	-	4,630
Prepaid expenses	-	5,297
Accounts payable	(3,205)	(9,560)
Sales taxes payable	(314)	(4,361)
Accrued liabilities	(5,314)	(8,785)
Corporate income taxes payable	(1,644)	(1,562)
Advances from related parties	41,104	19,200

Net cash used in operating activities	(9,586)	(36,593)

INVESTING ACTIVITIES

Cash proceeds from sale of subsidiary	-	13,000

Net Cash provided by financing activities	-	13,000

Decrease in cash and cash equivalents	(9,586)	(23,593)

Cash and cash equivalent - beginning of the period	63,155	87,821

Cash and cash equivalent - end of the period	$ 53,569	$ 64,228

Supplemental Disclosure

Interest expense	16	-
Taxes	-	-
Foreign exchange (gain) loss	(4,284)	(1,594)

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES

Donated services	-	9,600

The accompanying notes form an integral part of these consolidated financial statements.

AMERICAN MEDIA SYSTEMS CO

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal, recurring nature. Operating results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that can be expected for the year ended December 31, 2007.

NOTE 2 - COMMON STOCK

Effective January 27, 2006, the Company completed a two shares for one share stock split. Effective September 29, 2006, the Company completed a one share for two shares stock consolidation. The Company's share transactions disclosed in these financial statements have been restated retroactively to reflect the above stock transactions.

There are no shares subject to warrants, options or other agreements as at September 30, 2007.

NOTE 3 - RELATED PARTY TRANSACTIONS AND BALANCES

Advances from related parties are without interest or specified repayment terms.

During the nine months ended September 30, 2007, the Company accrued $40,755 (2006 - $31,843) in consulting fees to A. J. Vesak Ltd., a company wholly owned by its President.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations.

During the nine months ending September 30, 2007 we realized sales of $1,830 as compared to $26,121 for the first nine months of 2006 and we realized a gross margin of $1,830 (2006 - $16,879). Our revenues are generated from aerial film and production.

During the nine months ending September 30, 2007, we incurred a loss from operations of $44,794 (2006 - loss of $54,675). The major components of expenses faced by the company during the nine months were consulting fees of $41,120 (2006 - $41,443), depreciation of $4,581 (2006 - $6,012), and audit fees of $2,378 (2006 - $ 2,572). The balance of our expenses during the nine months have been transfer agent fees of $2,043 (2006 - $1,963), legal fees of $642 (2006 - $1,598), bank and interest charges of $292 (2005 - $191), rent of $250 (2006 - $10,756),website fees of $130 (2006 - $nil), general office expenses of $47 (2006 - $5,122), and gain on foreign exchange of $4,284 (2006 - $ 1,594).

As of September 30, 2007 the Company had current assets of $59,570 compared to $67,198 balance December 31, 2006. Current assets consist of cash of $53,569 (2006 - $63,155), corporate taxes recoverable of $3,240 (2006 - $1,596), and sales tax recoverable of $2,761 (2006 - $2,447). As of September 30, 2007 the Company has current liabilities of $83,873 compared to $51,288 at December 31, 2006. The current liabilities consist of $1,000 in loan payable (December 31, 2006 - $1,000), $1,022 accounts payable (December 31, 2006 - $4,227), and $81,851 due to a related party (December 31, 2006 - $40,747). There is no long-term debt. The Company may in the future invest in short-term investments from time to time but there can be no assurance that these investments will result in profit or loss.

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

Net proceeds to the issuer after taking account of expense related to the registration statement were $39,213. From the effective date to June 30, 2007 the issuer has used $33,252 for rent, general legal, and office expenses and $4,195 for production of DVDs for a total of $37,447 of the net offering proceeds.

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

AMERICAN MEDIA SYSTEMS CO. (Registrant)

Dated: November 13, 2007	BY:	/s/ AJ VESAK AJ Vesak, Principal Executive Officer and Principal Financial Officer