Form 10KSB
period 2007-12-31
American Media Systems Co.
filed 2008-04-15
CIK 1318060

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

x Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

OR
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
COMMON STOCK
(Title of class)

The issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days: x YES NO

There is no disclosure of delinquent filers in reports to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB: YES x NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
? Yes x No

The issuer's revenues for its most recent fiscal year: $1,830.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of April 10, 2008 is: $4,900,000

The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2007 and
April 10, 2008: 10,000,000 Shares Common Stock. $.00001 par value per share.

Transitional Small Business Disclosure Format: YES x NO

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

(b) Business of the Issuer

Our auditors have issued a going concern opinion suggesting there is a real possibility that we will not be able to maintain our operations. During the year ended December 31, 2007 we generated revenues of $1,830 and achieved a loss of $63,495. For the year ended December 31, 2006 we generated a total of $25,020 in revenues and achieved losses of $75,652.

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

We intend to expand and diversify our customer base and will produce industry specific material highlighting our value proposition within each industry. Specifically, we will target companies within the real estate development, tourism, transportation, and outdoor recreation industries. All of these industries have relied upon aerial photography to market themselves and their products

Industry

We operate within the film and media industries. Specifically we have provided our services to feature films, TV productions, and advertising companies. Although the total number of media productions within our local market is the primary determinant of demand for our services, the market for aerial cinematography is highly specialized and encompasses only a small component of the total local film and media industries. A fraction of all productions include scenes that involve aerial filming and readers are cautioned from drawing conclusions on the demand for our services based on the total size and development of the film and media industries in British Columbia.

According to the British Columbia Film Commission a total of 211 productions were completed during 2005, up 8.8% from 2004 and 24% from 2003. The sector has seen steady growth over the last 10 years and British Columbia is now the third largest center for movie productions in North America after Los Angeles and New York. In the past the sector was helped by favorable tax credits initiated to attract U.S. productions. According to the British Columbia Film Commission the growth in the industry over the last 5 to 10 years have helped local companies develop expertise that is now sought after internationally. This expertise has made it possible for the industry to continue growing even when faced with a significant rise in the Canadian Dollar against the U.S. Dollar, making productions more expensive for U.S. companies. According to the report from the British Columbia Film Commission the total size of the local film industry was CDN $ 1.2 billion in 2005 up from CDN $ 800 million in 2004.

In addition to the film and media industries there is also demand from governments and local and national corporations. Government departments such as the tourism board or local chamber of commerce have sanctioned promotional DVDs that require aerial filming to best showcase an area, city or specific location.

Businesses such as real estate developers, tourism companies, or forestry companies have also on occasion demand for aerial filming. Typically these industrial projects involve filming geographic specific locations for promotional purposes.

Although there are no published statistics on the current size and demand for our services within the government and corporate sectors we believe there is an opportunity to further develop these markets. The provincial government has been reducing taxes and promoting British Columbia as business friendly and a viable location for companies to relocate. The use of aerial cinematography to showcase the province's nature and infrastructure improvements would be an effective promotional supplement in the government's campaign.

Competition

Due to the small size of the market and the high specialization required to provide our services there are no published statistics on the total size or development of the market. We believe there are less than 10 individuals and firms providing this service to the local market and based on our knowledge of the industry we believe we are one of the major providers of aerial cinematography services to the local market. On some projects an aerial cinematographer from outside of the local market is hired, but the standard in the industry is to hire local companies that know the geography and specific attributes of the area. Although this has the effect of protecting some of our local market it also serves to limit our growth opportunities in other geographic areas of the continent.

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

The purchase of the common shares involves a number of significant risk factors. Purchasers of common shares should consider the following:

Our auditors have indicated that our inability to generate sufficient revenue raises substantial doubt as to our ability to continue as a going concern. Our audited financial statements for the period ended December 31, 2007 and 2006 were prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, our auditors have indicated that our inability to generate sufficient revenue raises substantial doubt as to our ability to continue as a going concern.

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

To date we have generated limited revenues from operations and we will have additional capital requirements to continue our operations but they might not be available to us on favorable terms or at all, and if unavailable our ability to run our business will be impaired. As of December 31, 2007 we had working capital of $358,522, sufficient to complete our plan of operations for the next 12 months. If we are unable to generate sufficient revenues to cover operating expenses on an ongoing basis or raise additional funds, we will unlikely maintain our business operations.

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

Research and Development

We did not incur any research and development expenditures for the fiscal years ended December 31, 2007 or 2006.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market information

Our shares were listed for trading on the OTC Bulletin Board inter dealer quotation operated by the National Quotation Bureau under the symbol AMSY on December 2nd, 2005. No trades of our shares occurred during 2005. In conjunction with our share consolidation during 2006 our trading symbol was changed to AMMS. Summary trading by quarter for 2006 and 2007 are as follows:

Calendar Quarter		High Bid[1]	Low Bid[1]

2006	First Quarter	3.00	0.55

	Second Quarter	6.41	3.80

	Third Quarter	3.00	3.00

	Forth Quarter	1.55	0.25

2007	First Quarter	1.55	0.25

	Second Quarter	0.65	0.40

	Third Quarter	3.00	0.40

	Forth Quarter	0.65	0.41

Source: Reuters

Note:
[1] These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

At April 14, 2008, there were 10,000,000 common shares issued and outstanding.

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

This use of proceeds information is being disclosed pursuant to our SB-2 registration statement file # 333-123164 and # 333-143464 declared effective on July 15, 2005 and July 7, 2007, respectively. The first offering commenced on July 16, 2005 and was terminated on October 3, 2005 with 1,000,000 shares of common stock issued and $50,000 raised.

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

Net proceeds to the issuer after taking account of expense related to the registration statement were $39,213. From the effective date to December 31, 2007 the issuer has used 35,018 for rent, general legal, and office expenses and $4,195 for production of DVDs for a total of $39,213 of the net offering proceeds.

The second offering commenced on July 8, 2007 and was terminated on December 15, 2007 with 8,000,000 shares of common stock issued and $400,000 raised.

There was no underwriter in the offering and no funds have been paid for underwriting discounts or commissions, finders' fees, or to underwriters in connection with the offering.

No funds from this offering had been utilized at December 31, 2007.

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

Our securities consist of common stock with a par value of $0.00001 per share. On January 27th, 2006 we affected a stock split of our common stock on a 2 for 1 basis. On September 29th, 2006 we affected a reverse split of our common stock on a 1 for 2 basis. Our authorized capital is 50,000,000 common shares of which 10,000,000 common shares are issued and outstanding as of April 14, 2008. All of our common stock, issued and unissued, is of the same class and ranks equally as to dividends, voting powers and participation in our assets on a winding-up or dissolution. No common shares have been issued subject to call or assessment. Each common share is entitled to one vote with respect to the election of directors and other matters. The shares of common stock do not have cumulative voting rights.

Therefore, the holders of a majority of shares voting for the election of directors can elect all the directors then standing for election, if they chose to do so, and in such event the holders of the remaining shares will not be able to elect any directors. Our President currently beneficially owns 10.1% of the outstanding shares of the company's common stock and is in a position to influence all matters subject to stockholder vote. See "Security Ownership of Certain Beneficial Owners and Management."

The common shares have no preemptive or conversion rights, and no provisions for redemption, purchase for cancellation, surrender of sinking fund or purchase fund.

Neither our Articles of Incorporation nor our Bylaws contain specific provisions that would delay, defer or prevent a change in control. However, approximately 40,000,000 million common stock shares are authorized but unissued as of April 14, 2008. All of such authorized but unissued shares will be available for future issuance by the Board of Directors without additional shareholder approval. These additional shares may be used for a variety of purposes, including future offerings to raise additional capital or to facilitate acquisitions. One of the effects of the existence of unissued and unreserved common stock may be to enable the Board of Directors to issue shares to persons friendly to current management, which could render more difficult or discourage an attempt to obtain control of American Media Systems by means of a merger, tender offer, proxy contest or otherwise, and thereby protect the continuity of management. Such additional shares also could be used to dilute the stock ownership of persons seeking to obtain control of American Media Systems.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a) Plan of operation

Our plan of operations for the next 12 months is to continue our business of providing aerial cinematography services to the film and advertising industries and to diversify into government and corporate sectors. We feel that we are well positioned to take advantage of any growth in the local film industry. The funds contemplated in this prospectus will be utilized to pay general working capital expenses such as, but not limited to, office, audit and legal fees. We will also utilize the funds to market our services by customizing our corporate awareness DVD to specific sectors within the economy. We will target those sectors that we believe are poised for growth and could benefit the greatest from our services. We anticipate that this work will require additional consulting, legal, and travel and related expenses as we continue expanding our customer base.

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

During the fiscal year ending December 31, 2007, we incurred a net loss of $63,495 (2006 - loss of $75,652). The major components to expenses faced by the company during the year were consulting fees of $54,513 (2005 - $55,163), depreciation of $6,107 (2006 - $8,016), audit fees of $3,878 (2006 - $9,399), transfer agent fees of $3,161 (2006 - $3,089), bank charges, penalties, and interest of $1,460 (2006 - $262), legal fees of $852 (2006 - $1,598), and rent of $250 (2006 - $6,711). The balance of our expenses during 2007 were website maintenance of $130 (2006 - $nil), office expenses of $95 (2006 - $5,343), telephone and communication of $-572 (2006 - $5,663), advertising of $Nil (2006 - $1,225), bad debt of $Nil (2006 - $272), and gain on foreign exchange of $4,549 (2006 - loss of $400).

As of December 31, 2007 the Company has cash of $446,598 (2006 - $63,155), $3,560 in accounts payable (2006 - $4,227), $Nil in accrued liabilities (2006 - $5,314), $3,135 in sales and corporate income taxes receivable (2006 - of $4,043), $ 86,651 due to a related party (2006 - $40,747), and loan payable of $1,000 (2006 - $1,000). There is no long-term debt. The Company may in the future invest in short-term investments from time to time but there can be no assurance that these investments will result in profit or loss.

Our future growth and success will be dependent on our ability to market our services to the film and advertising industries. If we cannot succeed in generating consistent sales then our prospects for growth are substantially undermined.

No engineering, management or similar report has been prepared or provided for external use in connection with the offer of our securities to the public.

Liquidity and Capital Resources

During the 12 months ended December 31, 2007 we secured $400,000 in capital through the issuing of 8,000,000 common stock pursuant to our SB-2 registration statement which was declared effective on July 7th, 2007.

During the twelve months ended December 31, 2006 we divested our DVD production segment to focus on our aerial cinematography services.

At December 31, 2007 our current assets totalled $449,733 compared to $67,198 at the beginning of the fiscal year. Our current assets at December 31, 2007 consisted $446,598 in cash, and sales tax recoverable of $3,135. At December 31, 2006 our current assets consisted of $63,155 in cash, $2,447 in sales tax recoverable, and $1,596 in corporate taxes recoverable. Our current liabilities at December 31, 2007 were $91,211 (2006 - $51,288). Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

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

F-4 Statements of Cash Flows;

F-5 Statement of Stockholders' Equity; and

F-6 Notes to Financial Statements.

AMERICAN MEDIA SYSTEMS CO.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

K. R. Margetson Ltd.
Chartered Accountant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
American Media Systems Co.

We have audited the accompanying consolidated balance sheet of American Media Systems Co. (A Development Stage Company) as of December 31, 2007 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of American Media Systems Co. and its subsidiary as at December 31, 2007 and the results of its operation and its cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the Unites States of America

The accompanying financial statements have been prepared using accounting principles generally accepted in the United States of America assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not generate sufficient cash flow from operation to fund its activities and has therefore relied principally upon the issuance of securities for financing. However, there can be no assurance it will continue to be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. These factors together raise substantial doubt its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Sechelt, Canada	"K R. Margetson Ltd."
April 14, 2008	Chartered Accountant
PO BOX 45, 5588 INLET AVENUE	TELEPHONE: 604-885-2810
SECHELT, BC V0N 3A0	FACSIMILE: 604-885-2834
CANADA	E-MAIL: keith@krmargetson.com

I Vellmer Inc.

Chartered Accountant*

721-602 W. Hastings Street

Vancouver, B.C., V6B 1P2

Tel: 604-687-3773

Fax: 604-687-3778

E-mail: vellmer @ i-vellmer.ca

* denotes an incorporated professional

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

American Media Systems Co.

We have audited the accompanying consolidated balance sheet of American Media Systems Co. as at December 31, 2006 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of American Media Systems Co. as at December 31, 2006 and the results of its operations and its cash flows for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada	"I Vellmer Inc."
March 27, 2007	Chartered Accountants

AMERICAN MEDIA SYSTEMS CO.

CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2007	2006

ASSETS

CURRENT ASSETS
Cash	$ 446,598	$ 63,155
Account receivable	-	-
Sales taxes recoverable	3,135	2,447
Corporate taxes recoverable	-	1,596

	449,733	67,198
EQUIPMENT (Note 3)	20,906	27,013

TOTAL ASSETS	$ 470,639	$ 94,211

LIABILITIES

CURRENT LIABILITIES
Accrued liabilities	$ -	$ 5,314
Accounts payable	3,560	4,227
Loan payable	1,000	1,000
Advances from related parties (Note 4)	86,651	40,747

Total Liabilities	91,211	51,288

STOCKHOLDER'S EQUITY
Common stock (Note 5)
Authorized:
50,000,000 shares, $0.00001 par value;
Issued and outstanding:
10,000,000 common shares (December 31, 2006: 2,000,000)	100	20

ADDITIONAL PAID-IN CAPITAL	494,300	94,380

DONATED CAPITAL (Note 6)	67,876	67,876

ACCUMULATED OTHER COMPREHENSIVE INCOME	653	653

(DEFICIT)	(183,501)	(120,006)

TOTAL STOCKHOLDERS' EQUITY	379,428	42,923

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 470,639	$ 94,211

The accompanying notes are an integral part of these consolidated balance sheets.

AMERICAN MEDIA SYSTEMS CO

CONSOLIDATED STATEMENT OF OPERATIONS

	Year ended	Year ended
	December 31	December 31
	2007	2006

REVENUE	$ 1,830	$ 25,020

COST OF GOODS SOLD	-	(8,870)

GROSS PROFIT	1,830	16,150

GENERAL AND ADMINISTRATIVE EXPENSES

Advertising	-	1,225
Audit fees	3,878	9,399
Bad debt	-	272
Bank charges, penalties and interest	1,460	262
Consulting fees	54,513	55,163
Depreciation	6,107	8,016
Loss (gain) on foreign exchange	(4,549)	400
Legal fees	852	1,598
Office	95	5,343
Rent	250	6,711
Telephone and communication	(572)	5,663
Transfer agent fees	3,161	3,089
Website and software maintenance	130	-

	(65,325)	(97,141)

LOSS FROM OPERATIONS	(63,495)	(80,991)

OTHER INCOME
Film production equipment sale, net	-	1,621

(LOSS) FROM CONTINUING OPERATIONS BEFORE TAX	(63,459)	(79,370)

CORPORATE INCOME TAX RECOVERY (EXPENSE)	-	2,738

(LOSS) FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS	(63,495)	(76,632)

DISCONTINUED OPERATIONS (Note 5)
Gain (loss) from operations of discontinued Component	-	980

NET (LOSS)	(63,495)	(75,652)

Basic and diluted net loss per share	$ (0.03)	$ (0.04)

Weighted average shares outstanding	2,679,452	2,000,000

The accompanying notes form an integral part of these consolidated financial statements.

AMERICAN MEDIA SYSTEMS CO

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Accumulated
			Additional		other		Total
	Common Stock		Paid-in	Donated	comprehensive		Stockholders'

	Shares	Amount	Capital	Capital	income	Deficit	Equity(Deficiency)

Balance on December 06, 2004	-	$ -	$ -	$ -	$ -	$ -	$ -

Issue of common stock for cash at $0.50 per share on December 6, 2004	1	-	1	-	-	-	1

Cancellation of common stock	(1)	-	(1)	1	-	-	-

Issue of common stock for assets at $0.0444 per share on December 7, 2004	1,000,000	10	44,390	-	-	-	44,400

Donated services	-	-	-	675	-	-	675

Net (loss) for the period	-	-	-	-	-	(8,714)	(8,714)

Balance on December 31, 2004	1,000,000	10	44,390	676	-	(8,714)	36,362

Issue of common stock for cash at $0.50 per share on October 3, 2005	1,000,000	10	49,990	-	-	-	50,000

Donated services	-	-	-	57,600	-	-	57,600

Net (loss) for the year	-	-	-	-	-	(35,640)	(35,640)

Balance, December 31, 2005	2,000,000	20	94,380	58,276	-	(44,354)	108,322

Donated services	-	-	-	9,600	-	-	9,600

Comprehensive income
Net (loss) for the year	-	-	-	-	-	(75,652)	(75,652)
Foreign currency translation	-	-	-	-	653	-	653

Balance, December 31, 2006	2,000,000	20	94,380	67,876	653	(120,006)	$ 42,923

Issue of common stock for cash at
$0.05 per share on December 15, 2007	8,000,000	80	399,920	-	-	-	400,000

Net (loss) for the year	-	-	-	-	-	(63,495)	(66,698)

Balance, December 31, 2007	10,000,000	$ 100	$ 494,300	$67,876	$ 6 53	$(183,501)	$ 379,428

The accompanying notes are an integral part of these consolidated statements

AMERICAN MEDIA SYSTEMS CO

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended	Year ended
	December 31	December 31
	2007	2006

OPERATING ACTIVITIES

Loss from operations	(63,495)	(75,652)

Items not requiring cash outlay
Consulting fees	-	9,600
Depreciation	6,107	8,016
Amortization of deferred DVD production costs
Gain on sale of subsidiary	-	(4,783)

Cash provided by (used in) changes in operating assets and liabilities
Accounts receivable	-	5,189
Prepaid expenses	-	5,894
Inventory	-	2,394
Accounts payable	(667)	(12,156)
Sales taxes payable	(688)	(5,545)
Accrued liabilities	(5,314)	(4,997)
Corporate income taxes payable	1,596	(4,334)
Loan payable	-	1,000
Advances from a related party	45,904	37,055

Net cash used in operating activities	(16,557)	(38,319)

FINANCING ACTIVITIES
Issuance of common stock, net	400,000	-

Net Cash provided by financing activities	400,000	-

INVESTING ACTIVITIES
Cash proceeds from sale of subsidiary	-	13,000

Net Cash provided by financing activities	-	13,000

Increase in cash and cash equivalents	383,443	(25,319)

Effect of foreign currency translation on cash and cash equivalents	-	653

Cash and cash equivalent - beginning of the period	63,155	87,821

Cash and cash equivalent - end of the period	446,598	63,155

Supplemental Disclosure

Interest expense	-	-
Taxes	-	(2,738)
Foreign exchange (gain) loss	(4,549)	400

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES

Donated services	-	9,600

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Year End

The Company has elected a December 31st fiscal year end. The accompanying financial statements cover the years ended December 31, 2007 and 2006.

(b) Principles of Consolidation

The consolidated financial statements of the Company include the accounts of American Media Systems Co., a Nevada incorporated company, and American Media Systems Canada, Ltd., a British Columbia incorporated company. American Media Systems Co. owns 100% of the issued and outstanding shares of American Media Systems Canada Ltd.

(c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2007, only $2,281 ($nil in 2006) is in banks and protected by federal insurance. The balance are in third party trust accounts or represent US funds in Canadian banks and are not protected by insurance.

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

(g) Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $nil for the year ended December 31, 2007 and $1,225 for the year ended December 31, 2006.

(h) Research and Development Costs

Research and development costs relating to both present and future products are charged to operations as incurred.

(i) Stock-Based Compensation

The Company accounts for stock options and similar equity instruments issued in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation" and SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure", an amendment to SFAS No. 123. Accordingly, compensation costs attributable to stock options or similar equity instruments granted to employees are measured at the fair value at the grant date, and expensed over the expected vesting period with a corresponding increase to additional paid-in capital. Transactions in which goods or services are received from non-employees in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. As at December 31, 2007 the Company has not issued any stock options or similar equity instruments.

American Media Systems Co

Notes to the Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(j) Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share on the potential exercise of the equity-based financial instruments is not presented where anti-dilutive.

(k) Comprehensive Income

In accordance with SFAS 130, "Reporting Comprehensive Income" ("SFAS 130"), comprehensive income consists of net income and other gains and losses affecting stockholder's equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. For the year ended December 31, 2007 the Company's financial statements include foreign currency translation of $nil.

(l) Use of Estimates

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

(m) Financial Instruments

The Company's financial instruments consist of cash, accounts payable, and advances from a related party. The carrying value of these financial instruments approximates their fair value based on their liquidity or their short-term nature.

(n) Income Taxes

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

(o) Impairment of Long-Live Assets and Long-Live Assets to be Disposed of

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

American Media Systems Co

Notes to the Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(o) Impairment of Long-Live Assets and Long-Live Assets to be Disposed of (continued)

SFAS No. 144 also requires that long-lived assets to be disposed of other than by sale shall continue to be classified as held and used until disposal. Further, SFAS No. 144 specifies the criteria for classifying long-lived assets as "held for sale" and requires that long-lived assets to be disposed of by sale be reported as the lower of carrying amount or fair value less estimated selling costs. Management believes that there has not been any impairment of the Company's long-lived assets as at December 31, 2007.

(p) Intellectual Property

Intellectual property is initially recorded at cost and amortized to operations over its estimated useful life. It is written down to its net realizable value if it is determined that its carrying value exceeds the estimated future benefits to the Company.

q) Shipping and Handling Costs

Shipping and handling costs are classified as cost of goods sold and charged to operations in the period that the associated revenue is recognized.

(r) Translation

The Company's functional currency is US $. Monetary assets and liabilities are translated at the year-end exchange rate. Non-monetary assets are translated at the rate of exchange in effect at their acquisition, unless such assets are carried at market or nominal value, in which case they are translated at the year-end exchange rate. Revenue and expense items are translated at the average exchange rate for the year. Foreign exchange gains and losses in the year are included in operations.

(s) Recent Accounting Pronouncements

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

American Media Systems Co

Notes to the Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(s) Recent Accounting Pronouncements (continued)

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141(R), "Business Combinations". SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, an any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 141(R) on its consolidated financial statements but does not expect it to have a material effect.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51". SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements but does not expect it to have a material effect.

NOTE 3 - EQUIPMENT

	2007			2006

		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value

	$	$	$	$	$	$

Computer equipment	14,658	(9,723)	4,935	14,658	(7,608)	7,050
Furniture and fixtures	1,423	(701)	722	1,423	(521)	902
Video production equipment	30,200	(14,951)	15,249	30,200	(11,139)	19,061

Total	46,281	(25,375)	20,906	46,281	(19,268)	27,013

NOTE 4 - RELATED PARTY TRANSACTIONS AND BALANCES

The following represents related party transactions and balances not disclosed elsewhere in the financial statements:

(i) During the year ended December 31, 2007, the Company purchased $nil (2006 - $2,231) of DVD inventory from True North Entertainment, a company wholly owned by its President.

American Media Systems Co

Notes to the Consolidated Financial Statements

NOTE 4 - RELATED PARTY TRANSACTIONS AND BALANCES - (continued)

(ii) During the year ended December 31, 2007, the Company paid $45,904 (2006 - $45,428) in consulting fees to AJ Vesak Ltd, a company wholly owned by its President.

(iii) During the year ended December 31, 2006, the Company received $ nil of donated consulting services from its President (2006 $ 9,600).

The transactions between the Company and the related party were consummated at the price agreed upon by the parties.

NOTE 5 - COMMON STOCK

Effective January 27, 2006, the Company completed a two shares for one share stock split. Effective September 29, 2006, the Company completed a one share for two shares stock consolidation. The Company's share transactions disclosed in these financial statements have been restated retroactively to reflect the above stock transactions.

On December 15, 2007 the Company completed a $400,000 financing pursuant to an SB-2 registration statement declared effective by the Securities and Exchange Commission on July 5, 2007. 8,000,000 shares of common stock was issued.

There are no shares subject to warrants, options or other agreements as at December 31, 2006.

NOTE 6 - DONATED CAPITAL

During the 2007 fiscal year, no consulting fees (2006: $9,600) were donated by the officer and director of the Company. In 2006 these fees were recorded as donated capital.

NOTE 7 - SEGMENT INFORMATION

During the quarter ended June 30, 2006 the company sold all operations and assets associated with its Instructional DVD segment. Financial information pertaining to the Instructional DVD segment has been provide under the heading Discontinued operations.

NOTE 8 - DISCONTINUED OPERATIONS

During the quarter ended June 30, 2006 the company sold all operations and assets associated with its Instructional DVD segment. Total proceeds from the sale were $13,000 and the Company realized a gain on the sale of $273. The gain is included under the caption 'Gain (loss) from operations of discontinued Component' on the income statement.

NOTE 9 - CONCENTRATION OF RISK

The Company relies on the expertise of it's President and major shareholder, Mr. Vesak. Mr. Vesak has a thorough knowledge of television and feature film production.

The donated services were recorded at their estimated fair values.

American Media Systems Co

Notes to the Consolidated Financial Statements

NOTE 10 - INCOME TAXES

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

The potential benefits of the net operating losses carried forward have not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The components of the net deferred tax asset, the statutory tax rate, and the elected amount of the valuation allowance are as follows:

	December 31, 2007	December 31, 2006

Statutory and effective tax rates	15% and 34%	15% and 34%

	$	$
Income taxes recovered at the effective tax rates	18,860	25,482

Permanent timing differences - donated services	-	(3,456)

Tax losses carry forward recognized (deferred)	(18,860)	(24,74)

Corporate income tax expense (recovery)	-	(2,738)

The approximate tax effects of each type of temporary difference that gives rise to deferred tax assets are as follows:

	December 31, 2007	December 31, 2006

	$	$
Net operating loss carry forward
(expiring 2024 - 2027)	38,921	20,061

Valuation allowance	(38,921)	(20,061)

Net Deferred tax asset	-	-

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have not been any disagreements with the auditor on any audit or accounting issues.

ITEM 8A. CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007. Based upon that evaluation, our Director, Chief Executive and Chief Financial Officer, concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

The name, age and position of the Company's director and executive officer is as follows:

Name	Age	Position

Alexander Vesak	50	President, Secretary, Treasurer, Chief Executive Officer, and Director

Term of Office

Mr. Vesak has been a director of the company since its inception on December 6, 2004 and he was elected for a term of one year.

Work Experience of officers and directors

Alexander Vesak

Mr. Vesak has been in the film and production industry for 20 years. He has won numerous awards, including nine Telly Awards. The Telly Awards honor local, regional, and cable television commercials and programs, as well as the video and film productions. His corporate sector work as Director and/or Director of Photography includes commercials for Porsche, Pepsi, Burger King, LG Digital Life, Canada Dry, Jeep, British Aerospace, Pentax Corporation USA, and Knowledge Network. Mr. Vesak has also worked extensively in educational and instructional film including a series on fly-fishing and crafting. Since 1998 he has served as President and CEO of True North Entertainment, a film, video and post-production facility located in Delta, British Columbia, Canada. At True North Mr. Vesak was responsible for the daily management of the studio as well as new business development. In December of 2004 he started American Media Systems Co. Since then he has, and will continue to devote 75% of his time to the company. Prior to his involvement with American Media Systems, he had not been involved with a public company and as such has limited experience with financial accounting and preparation of reports under the Exchange Act.

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

Based solely on our review of these reports or written representations from certain reporting persons, the Registrant believes that during the fiscal year ended December 31, 2007 and during the current fiscal year, all filing requirements applicable to our officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16(a) of the Exchange Act were met.

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

Annual Compensation

(a)	(b)	(c)	(d)	(e)

Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)

Alexander Vesak* President, CEO & Director	2007 2006	45,904 45,428	Nil Nil	Nil Nil

* Salary was paid to AJ Vesak Ltd. A company wholly owned by Mr. Vesak.

Option/SAR Grants

There were no option/SAR Grants during the 2007, or 2006 fiscal years.

Aggregate Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values

No stock options were exercised by any named executive officer during the 2007 or 2006 fiscal years and there are no stock options outstanding at December 31, 2007 or at the date of this report.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security ownership of certain beneficial owners and management

We are not directly or indirectly owned or controlled by a corporation or foreign government. As of April 14, 2008, we had an authorized share capital of 50,000,000 common shares with a par value of $0.00001 per share of which 10,000,000 shares are issued and outstanding.

The following table sets forth, as of April 14, 2008, the beneficial shareholdings of persons or entities holding five per cent or more of our common stock, each director individually, each named executive officer and all of our directors and officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

(1)	(2)	(3)	(4)

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common	Alexander Vesak, 3500 Cornett Rd Vancouver, BC V5M 2H5 Canada	1,012,500	10.1%

Common	All Officers and Directors as a Group (two persons)	1,012,500	10.1%

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual financial statements for the year ending December 31, 2007 and 2006 were $3,878 and approximately $9,399, respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the period ended December 31, 2007 and fiscal year ending December 31, 2006.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal year ended December 31, 2007 was $0.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Media Systems Co.

Date:	April 14, 2008	By:	AJ VESAK

AJ Vesak, Director and Chief Executive Officer, Chief Financial Officer and principal accounting officer.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	April 14, 2008	By:	AJ VESAK

AJ Vesak, Director and Chief Executive Officer, Chief Financial Officer and principal accounting officer.