Form 10QSB
period 2008-03-31
American Media Systems Co.
filed 2008-05-15
CIK 1318060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $.00001 par value per share: 10,000,000 outstanding as of May 14, 2008.

Transitional Small Business Disclosure Format (check one):

Yes ☐     No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN MEDIA SYSTEMS CO.

CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2008	2007
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS
Cash	$ 443,412	$ 446,598
Sales taxes recoverable	3,951	3,135

	447,363	449,733
EQUIPMENT	19,737	20,906

TOTAL ASSETS	$ 467,100	$ 470,639

LIABILITIES

CURRENT LIABILITIES
Accrued liabilities	$ 3,500	$ -
Accounts payable	3,174	3,560
Loan payable	1,000	1,000
Advances from related parties (Note 2)	101,051	86,651

Total Liabilities	108,725	91,211

STOCKHOLDER'S EQUITY
Common stock
Authorized:
50,000,000 shares, $0.00001 par value;
Issued and outstanding:
10,000,000 common shares	100	100

ADDITIONAL PAID-IN CAPITAL	494,300	494,300

DONATED CAPITAL	67,876	67,876

ACCUMULATED OTHER COMPREHENSIVE INCOME	653	653

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE	(204,554)	(183,501)

TOTAL STOCKHOLDERS' EQUITY	358,375	379,428

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 467,100	$ 470,639

The accompanying notes are an integral part of these consolidated balance sheets.

AMERICAN MEDIA SYSTEMS CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months	Three months
	ended	ended
	March 31	March 31
	2008	2007

REVENUE	$ -	$ 1,830

COST OF GOODS SOLD	-	-

GROSS PROFIT	-	1,830

GENERAL AND ADMINISTRATIVE EXPENSES

Audit	3,500	-
Bank charges and interest	981	109
Consulting fees	13,585	13,584
Depreciation	1,169	1,527
Loss (gain) on foreign exchange	838	(425)
Legal fees	410	408
Rent	-	250
Telephone and communication	3	(625)
Transfer agent fees	567	-

	(21,053)	(14,828)

NET LOSS	$ (21,053)	$ (12,998)

Basic and diluted net loss per share	$ (0.00)	$ (0.01)

Weighted average shares outstanding	10,000,000	2,000,000

The accompanying notes form an integral part of these consolidated financial statements.

AMERICAN MEDIA SYSTEMS CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months	Three months
	ended	ended
	March 31	March 31
	2008	2007

OPERATING ACTIVITIES

Loss from operations	$ (21,053)	$ (12,998)

Items not requiring cash outlay
Depreciation	1,169	1,527

Cash provided by (used in) changes in operating assets and liabilities
Accounts receivable	-	(1,948)
Accrued liabilities	3,500	-
Accounts payable	(386)	(2,617)
Sales taxes payable	(816)	(679)
Advances from a related party	14,400	14,400

Net cash used in operating activities	(3,186)	(2,315)

Increase in cash and cash equivalents	(3,186)	(2,315)

Cash and cash equivalent - beginning of the period	446,598	63,155

Cash and cash equivalent - end of the period	$ 443,412	$ 60,840

Supplemental Disclosure

Interest expense	-	(16)
Taxes	-	-
Foreign exchange (gain) loss	838	425

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
The accompanying notes form an integral part of these consolidated financial statements.

AMERICAN MEDIA SYSTEMS CO

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

These unaudited financial statements have been prepared in accordance with the instructions to SEC Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such instructions. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto as at December 31, 2007.

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal, recurring nature. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that can be expected for the year ended December 31, 2008.

NOTE 2 - RELATED PARTY TRANSACTIONS AND BALANCES

A) During the three month period ended March 31, 2008 the Company incurred $13,585 ($13,585 in 2007) in consulting fees from A.J. Vesak Ltd., a company wholly owned by its President.

B) The due to Related Parties is a debt without interest or stated repayment terms.

The transaction between the Company and the related party were consummated at the price agreed upon by the parties.

NOTE 3 - COMMON STOCK

Effective January 27, 2006, the Company completed a two shares for one share stock split. Effective September 29, 2006, the Company completed a one share for two shares stock consolidation. The Company's share transactions disclosed in these financial statements have been restated retroactively to reflect the above stock transactions.

On December 15, 2007 the Company completed a $400,000 financing pursuant to an SB-2 registration statement declared effective by the Securities and Exchange Commission on July 5, 2007. 8,000,000 shares of Common Stock were issued.

There are no shares subject to warrants, options or other agreements as at March 31, 2008.

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

Plan of Operations

Our plan of operations for the next 12 months is to continue our business of providing aerial cinematography services to the film and advertising industries and to diversify into government and corporate sectors. We feel that we are well positioned to take advantage of any growth in the local film industry. To pursue these objectives we completed a financing in December of 2007 pursuant to an SB-2 registration statement declared effective by the Securities and Exchange Commission on July 7, 2007. We raised a total of $400,000 and issued 8,000,000 shares of common stock. The funds will be utilized to pay general working capital expenses such as, but not limited to, office, audit and legal fees. We will also utilize the funds to market our services by customizing our corporate awareness DVD to specific sectors within the economy. We will target those sectors that we believe are poised for growth and could benefit the greatest from our services. We anticipate that this work will require additional consulting, legal, and travel and related expenses as we continue expanding our customer base.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

During the three months ending March 31, 2008 we did not realized sales as compared $1,830 for the first three months of 2007 and we realized a gross margin of $nil (2007 - $1,830). Our revenues in 2007 were generated from aerial film and production.

During the three months ending March 31, 2008, we incurred a loss from operations of $21,053 (2007 - loss of $12,998). The major components of expenses faced by the company during the three months were consulting fees of $13,585 (2007 - $13,584), audit fees of $3,500 (2007 - $nil), and depreciation of $1,169 (2007 - $1,527). The balance of our expenses during the three months have been bank and interest charges of $981 (2007 - $109), transfer agent fees of $567 (2007 - $nil), and legal fees of $410 (2007 - $408),

As of March 31, 2008 the Company had current assets of $447,363 compared to $449,733 balance December 31, 2007. Current assets consist of cash of $443,412 (2007 - $446,598) and sales tax recoverable of $3,951 (2007 - $3,135). As of March 31, 2008 the Company has current liabilities of $108,725 compared to $91,211 at December 31, 2007. The current liabilities consist of $1,000 in loan payable (December 31, 2007 - $1,000), $3,174 accounts payable (December 31, 2007 - $3,560), accrued liabilities of $3,500 (December 31, 2007 - $nil) and $101,051 due to a related party (December 31, 2007 - $86,651). There is no long-term debt. The Company may in the future invest in short-term investments from time to time but there can be no assurance that these investments will result in profit or loss.

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

PART II -OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

This use of proceeds information is being disclosed pursuant to our SB-2 registration statement file # 333-143464 declared effective on July 7, 2007. The offering commenced on July 8, 2007 and was terminated on December 15, 2007 with 8,000,000 shares of common stock issued and $400,000 raised.

Pursuant to the SB-2 registration statement we registered 8,000,000 shares for sale by the issuer for maximum proceeds of $400,000 of which 8,000,000 shares were sold for total proceeds of $400,000.

There was no underwriter in the offering and no funds have been paid for underwriting discounts or commissions, finders' fees, or to underwriters in connection with the offering.

We have paid total expenses of $975 including legal, audit, and transfer agent fees. All these fees were paid directly by the issuer and none of the fees were paid to a director, officer, 10% security owners, or any individual or firm with insider or related party affiliation with the issuer.

Net proceeds to the issuer after taking account of expense related to the registration statement were $399,025. From the effective date to March 31, 2008 the issuer has used $1,391 for office expenses of the net offering proceeds.

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

AMERICAN MEDIA SYSTEMS CO. (Registrant)
Dated: May 15, 2008	BY:	/s/ AJ VESAK AJ Vesak, Principal Executive Officer and Principal Financial Officer