Form 10-Q
period 2008-06-30
American Media Systems Co.
filed 2008-08-13
CIK 1318060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number 333-123169

AMERICAN MEDIA SYSTEMS CO.

(Exact name of registrant as specified in its charter)

Nevada	87-0736406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5190 Neil Road, Suite 430, Reno Nevada                                                          89502

(Address of principal executive offices)                                                                  (Zip Code)

Registrant’s telephone number, including area code:    (866) 651-2219

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐             Accelerated filer ☐

Non-accelerated filer ☐             Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $0.00001 par value per share: 10,000,000 outstanding as of August 11, 2008.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN MEDIA SYSTEMS CO.

CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2008	2007
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS
Cash	$ 439,283	$ 446,598
Sales taxes recoverable	990	3,135
Prepaid expenses	4,910	--

	445,183	449,733
EQUIPMENT	18,568	20,906

TOTAL ASSETS	$ 463,751	$ 470,639

LIABILITIES

CURRENT LIABILITIES
Accrued liabilities	$ 5,871	$ -
Accounts payable	2,082	3,560
Loan payable	1,000	1,000
Advances from related parties (Note 2)	115,451	86,651

Total Liabilities	124,404	91,211

Going concern (Note 1)

STOCKHOLDER'S EQUITY
COMMON STOCK (Note 3)
Authorized:
50,000,000 shares, $0.00001 par value;
Issued and outstanding:
10,000,000 common shares	100	100

ADDITIONAL PAID-IN CAPITAL	494,300	494,300

DONATED CAPITAL	67,876	67,876

ACCUMULATED OTHER COMPREHENSIVE INCOME	653	653

(DEFICIT)	(223,582)	(183,501)

TOTAL STOCKHOLDERS' EQUITY	339,347	379,428

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 463,751	$ 470,639

The accompanying notes are an integral part of these consolidated balance sheets.

AMERICAN MEDIA SYSTEMS CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30	June 30	June 30	June 30
	2008	2007	2008	2007

REVENUE	$ -	$ -	$ -	$ 1,830

COST OF GOODS SOLD	-	-	-	-

GROSS PROFIT	-	-	-	1,830

GENERAL AND ADMINISTRATIVE EXPENSES

Audit fees	2,371	935	5,871	935
Bank charges and interest	160	79	1,141	188
Consulting fees	13,585	13,586	27,170	27,170
Depreciation	1,169	1,527	2,338	3,054
Loss (gain) on foreign exchange	(72)	(2,124)	766	(2,549)
Legal fees	-	234	410	642
Rent	-	-	-	250
Telephone and communication	5	-	8	(625)
Transfer agent fees	1,810	775	2,377	775
Website and software maintenance	-	130	-	130

	19,028	15,142	(40,081)	29,970

NET LOSS	(19,028)	(15,142)	(40,081)	(28,140)

Basic and diluted net loss per share	$ (0.00)	$ (0.01)	$ (0.04)	$ (0.03)

Weighted average shares outstanding	10,000,000	2,000,000	10,000,000	2,000,000

The accompanying notes form an integral part of these financial statements.

AMERICAN MEDIA SYSTEMS CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months	Six months
	ended	ended
	June 30	June 30
	2008	2007

OPERATING ACTIVITIES

Loss from operations	$ (40,081)	$ (28,140)

Items not requiring cash outlay
Depreciation	2,338	3,054

Cash provided by (used in) changes in operating assets and liabilities
Accounts receivable	-	(3,623)
Prepaid expenses	(4,910)	-
Sales taxes recoverable	2,145	612
Accounts payable	(1,478)	-
Accrued liabilities	5,871	(5,314)
Corporate income taxes payable	-	(1,644)
Advances from a related party	28,800	26,684

Net cash used in operating activities	(7,315)	(8,371)

DECREASE IN CASH AND CASH EQUIVALENTS	(7,315)	(8,371)

CASH AND CASH EQUIVALENTS - BEGINNING OF THE PERIOD	446,598	63,155

CASH AND CASH EQUIVALENTS - END OF THE PERIOD	$ 439,283	$ 54,784

Supplemental Disclosure

Interest expense	16	16
Taxes	-	-
Foreign exchange (gain) loss	766	(2,549)

The accompanying notes form an integral part of these consolidated financial statements.

AMERICAN MEDIA SYSTEMS CO

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND CONTINUANCE OF OPERATIONS

These unaudited financial statements have been prepared in accordance with the instructions to SEC Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such instructions. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto as at December 31, 2007.

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

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal, recurring nature. Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that can be expected for the year ended December 31, 2008.

NOTE 2 - RELATED PARTY TRANSACTIONS AND BALANCES

A) During the six month period ended June 30, 2008 the Company incurred $27,170 ($27,170 in 2007) in consulting fees from A.J. Vesak Ltd., a company wholly owned by its President.

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

There are no shares subject to warrants, options or other agreements as at June 30, 2008.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

This Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this Form 10-Q, other than statements of historical facts, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including operating costs, future capital expenditures (including the amount and nature thereof), and other such matters are forward-looking statements. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, such statements are not guarantees of future performance and actual results or developments may differ materially from those in the forward-looking statements. Because our stock is a penny stock, each time we refer to the Litigation Reform Act, the safe harbor does not apply.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations.

During the six months ending June 30, 2008 we did not realized sales as compared $1,830 for the first six months of 2007 and we realized a gross margin of $nil (2007 - $1,830). Our revenues in 2007 were generated from aerial film and production.

During the six months ending June 30, 2008, we incurred a loss from operations of $40,081 (2007 - loss of $28,140). The major components of expenses faced by the company during the six months were consulting fees of $27,170 (2007 - $27,170), audit fees of $5,871 (2007 - $935), and depreciation of $2,338 (2007 - $3,054). The balance of our expenses during the six months have been transfer agent fees of $2,377 (2007 - $775), bank and interest charges of $1,141 (2007 - $188), and legal fees of $410 (2007 - $642),

As of June 30, 2008 the Company had current assets of $445,183 compared to $449,733 balance December 31, 2007. Current assets consist of cash of $439,283 (2007 - $446,598), sales tax recoverable of $990 (2007 - $3,135), and prepaid expenses of $ 4,910 (2007 - $nil). As of June 30, 2008 the Company has current liabilities of $124,404 compared to $91,211 at December 31, 2007. The current liabilities consist of $1,000 in loan payable (December 31, 2007 - $1,000), $2,082 accounts payable (December 31, 2007 - $3,560), accrued liabilities of $5,871 (December 31, 2007 - $nil) and $115,451 due to a related party (December 31, 2007 - $86,651). There is no long-term debt. The Company may in the future invest in short-term investments from time to time but there can be no assurance that these investments will result in profit or loss.

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

In March 2008, the FASB issued SFAS No. 161 "Disclosure About Derivative Instruments and Hedging Activities-an amendment to FASB Statement 133" (SFAS 161). SFAS 161 requires enhanced disclosures about derivatives and hedging activities and the reasons for using them. SFAS 161 is effective for fiscal years beginning after November 15, 2008, the year beginning April 1, 2009 for the Company. The Company is currently reviewing the provisions of SFAS 161 to determine any impact for the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 4. Controls and Procedures.

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

Item 4T. Controls and Procedures

N/A

PART II -OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

N/A

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

Net proceeds to the issuer after taking account of expense related to the registration statement were $399,025. From the effective date to June 30, 2008 the issuer has used $10,573 for office expenses of the net offering proceeds.

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

AMERICAN MEDIA SYSTEMS CO. (Registrant)

Dated: August 11, 2008	BY:	AJ VESAK AJ Vesak, Principal Executive Officer and Principal Financial Officer