Form 10KSB/A
period 2007-12-31
American Media Systems Co.
filed 2008-09-25
CIK 1318060

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

ITEM 8A. CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007. Due to the omission of the report on internal control over financial reporting for the December 31, 2007 year end, our Director, Chief Executive and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective. Management has made changes to our disclosure controls and procedures in an effort to ensure that all requirements of the Exchange Act are met in future disclosure documents.

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

American Media Systems Co.

Date:	September 24, 2008	By:	AJ VESAK

AJ Vesak, Director and Chief Executive Officer, Chief Financial Officer and principal accounting officer.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	September 24, 2008	By:	AJ VESAK

AJ Vesak, Director and Chief Executive Officer, Chief Financial Officer and principal accounting officer.