Form 10-Q
period 2008-09-30
American Media Systems Co.
filed 2008-11-13
CIK 1318060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $0.00001 par value per share: 10,000,000 outstanding as of November 11, 2008.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN MEDIA SYSTEMS CO.

CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2008	2007
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS
Cash	$ 436,376	$ 446,598
Account receivable	-	-
Sales taxes recoverable	1,806	3,135
Prepaid expenses	4,910	-

	443,092	449,733
EQUIPMENT	17,399	20,906

TOTAL ASSETS	$ 460,491	$ 470,639

LIABILITIES

CURRENT LIABILITIES
Accrued liabilities	$ 5,871	$ -
Accounts payable	3,848	3,560
Loan payable	1,000	1,000
Advances from related parties (Note 3)	129,851	86,651

Total Liabilities	140,570	91,211

Going concern - Note 1

STOCKHOLDERS' EQUITY
Common stock - Note 4
Authorized:
50,000,000 shares, $0.00001 par value;
Issued and outstanding:
10,000,000 common shares	100	100

ADDITIONAL PAID-IN CAPITAL	494,300	494,300

DONATED CAPITAL	67,876	67,876

ACCUMULATED OTHER COMPREHENSIVE INCOME	653	653

DEFICIT	(243,008)	(183,501)

TOTAL STOCKHOLDERS' EQUITY	319,921	379,428

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 460,491	$ 470,639

The accompanying notes are an integral part of these consolidated balance sheets.

AMERICAN MEDIA SYSTEMS CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30	September 30	September 30	September 30
	2008	2007	2008	2007

REVENUE	$ -	$ -	$ -	$ 1,830

COST OF GOODS SOLD	-	-	-	-

GROSS PROFIT	-	-	-	1,830

GENERAL AND ADMINISTRATIVE EXPENSES

Advertising	-	-	-	-
Audit fees	-	1,443	5,871	2,378
Bank charges and interest	73	104	1,214	292
Consulting fees	16,585	13,950	43,755	41,120
Depreciation	1,169	1,527	3,507	4,581
Loss (gain) on foreign exchange	719	(2,235)	1,485	(4,284)
Legal fees	-	-	410	642
Office	-	47	-	47
Rent	250	-	250	250
Telephone and communication	1	50	9	(575)
Transfer agent fees	629	1,268	3,006	2,043
Website and software maintenance	-	-	-	130

	19,426	16,154	59,507	46,624

NET LOSS	(19,426)	(16,154)	(59,507)	(44,794)

Basic and diluted net loss per share	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.02)

Weighted average shares outstanding	10,000,000	2,000,000	10,000,000	2,000,000

The accompanying notes form an integral part of these financial statements.

AMERICAN MEDIA SYSTEMS CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months	Nine months
	ended	ended
	September 30	September 30
	2008	2007

OPERATING ACTIVITIES

Loss from operations	$ (59,507)	$ (44,794)

Items not requiring cash outlay
Depreciation	3,507	4,581

Cash provided by (used in) changes in operating assets and liabilities
Prepaid expenses	(4,910)	-
Accounts payable	288	(3,205)
Sales taxes payable	1,329	(314)
Accrued liabilities	5,871	(5,314)
Corporate income taxes payable	-	(1,644)

Net cash used in operating activities	(53,422)	(50,690)

FINANCING ACTIVITIES
Advanced from a related party	43,200	41,104

Net cash provided by financing activities	43,200	41,104

Increase in cash and cash equivalents	(10,222)	(9,586)

Cash and cash equivalent - beginning of the period	446,598	63,155

Cash and cash equivalent - end of the period	$ 436,376	$ 53,569

Supplemental Disclosure

Interest expense	$ 16	$ 16
Taxes	$ -	$ -
Foreign exchange (gain) loss	$ 1,485	$ (4,284)

The accompanying notes form an integral part of these consolidated financial statements.

AMERICAN MEDIA SYSTEMS CO

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal, recurring nature. Operating results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that can be expected for the year ended December 31, 2008.

NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS 141(revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 141(R) on its financial statements but does not expect it to have a material effect.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the account with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 141(R) on its financial statements but does not expect it to have a material effect.

In March 2008, the FASB issued SFAS No. 161 "Disclosure About Derivative Instruments and Hedging Activities-an amendment to FASB Statement 133" (SFAS 161). SFAS 161 requires enhanced disclosures about derivatives and hedging activities and the reasons for using them. SFAS 161 is effective for fiscal years beginning after November 15, 2008, the year beginning April 1, 2009 for the Company. The Company is currently reviewing the provisions of SFAS 161 on its financial statements but does not expect it to have a material effect.

AMERICAN MEDIA SYSTEMS CO.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

NOTE 3 - RELATED PARTY TRANSACTIONS AND BALANCES

A) During the nine month period ended September 30, 2008 the Company incurred $40,755 ($41,120 in 2007) in consulting fees from A.J. Vesak Ltd., a company wholly owned by its President.

B) The due to Related Parties is a debt without interest or stated repayment terms.

The transaction between the Company and the related party were consummated at the price agreed upon by the parties.

NOTE 4 - COMMON STOCK

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

There are no shares subject to warrants, options or other agreements as at September 30, 2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations.

During the nine months ending September 30, 2008 we did not realized sales as compared $1,830 for the first nine months of 2007 and we realized a gross margin of $nil (2007 - $1,830). Our revenues in 2007 were generated from aerial film and production.

During the nine months ending September 30, 2008, we incurred a loss from operations of $59,507 (2007 - loss of $44,794). The major components of expenses faced by the company during the ninex months were consulting fees of $43,755 (2007 - $41,120), audit fees of $5,871 (2007 - $2,378), and depreciation of $3,507 (2007 - $4,581). The balance of our expenses during the nine months have been transfer agent fees of $3,006 (2007 - $2,043), loss on foreign exchange of $ 1,485 (2007 - gain of $ 4,284) bank and interest charges of $1,214 (2007 - $292), and legal fees of $410 (2007 - $642),

As of September 30, 2008 the Company had current assets of $443,092 compared to $449,733 balance December 31, 2007. Current assets consist of cash of $433,376 (2007 - $446,598), sales tax recoverable of $1,806 (2007 - $3,135), and prepaid expenses of $ 4,910 (2007 - $nil). As of September 30, 2008 the Company has current liabilities of $140,570 compared to $91,211 at December 31, 2007. The current liabilities consist of $1,000 in loan payable (December 31, 2007 - $1,000), $3,848 accounts payable (December 31, 2007 - $3,560), accrued liabilities of $5,871 (December 31, 2007 - $nil) and $129,851 due to a related party (December 31, 2007 - $86,651). There is no long-term debt. The Company may in the future invest in short-term investments from time to time but there can be no assurance that these investments will result in profit or loss.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. During the quarter covered by this report management made changes to our disclosure controls and procedures in an effort to ensure that all requirements of the Exchange Act are met in future disclosure documents. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

Net proceeds to the issuer after taking account of expense related to the registration statement were $399,025. From the effective date to September 30, 2008 the issuer has used $13,760 for consulting and office expenses of the net offering proceeds.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submissions of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
4.1	Specimen Stock Certificate (1)
10.1	Contract with Brand Specialists LLC (1)
10.2	Purchase agreement for Craft College intellectual property (1)
10.3	Purchase agreement for Mentor Media intellectual property (1)
10.4	Contract with Memories Complete (1)
10.5	Written representation of verbal agreement with Vancouver Film Studios (1)
14.1	Code of ethics (1)
21.1	Subsidiaries (1)
31.1	Certification of Principal Executive Officer and Principal financial Officer pursuant to Rule 13a-14 and Rule 15 d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

(1) Incorporated herein by reference from our Form SB-2 registration statement and all amendments thereto filed with the Securities and Exchange Commission, and amendments thereto, SEC file No. 333-123169 or Form 10KSB for the year ended December 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MEDIA SYSTEMS CO. (Registrant)

Dated: November 11, 2008	BY:	AJ VESAK AJ Vesak, Principal Executive Officer and Principal Financial Officer