Form 10-K
period 2008-12-31
American Media Systems Co.
filed 2009-04-01
CIK 1318060

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

x Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

COMMON STOCK
(Title of class)

The issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days: x YES NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.: X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
X  Yes ¨ No

The issuer's revenues for its most recent fiscal year: $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of March 29 10, 2009 is: $5,800,000

The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2008 and April 10, 2009: 10,000,000 Shares Common Stock. $.00001 par value per share.

Transitional Small Business Disclosure Format: YES x NO

TABLE OF CONTENTS

ITEM 1. BUSINESS

3

Item 1A. Risk Factors

4

Item 1B. Unresolved Staff Comments

7

ITEM 2. PROPERTies

7

ITEM 3. LEGAL PROCEEDINGS

7

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

7

PART II

7

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

7

Item 6. selected financial data

11

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

11

Item 7A. Quantitative and Qualitative disclosures about market risk

12

ITEM 8. FINANCIAL STATEMENTS

12

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

27

ITEM 9A. CONTROLS AND PROCEDURES

27

ITEM 9B. OTHER INFORMATION

29

PART III

29

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

29

ITEM 11. EXECUTIVE COMPENSATION

31

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

32

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, and director independence.

32

Item 14. principal accounting fees and services

33

Part iv

33

ITEM 15. EXHIBITS.

33

SIGNATURES

33

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

(b) Business of the Issuer

Our auditors have issued a going concern opinion suggesting there is a real possibility that we will not be able to maintain our operations. During the year ended December 31, 2008 we generated revenues of $nil  and achieved a loss of $82,378. For the year ended December 31, 2007 we generated a total of $1,830 in revenues and achieved losses of $63,495

We are a film and production company specializing in television and feature film aerial cinematography. This business is characterized by contract work that has clearly defined commencement and completion dates over short engagement periods of days or months. The business relies on the specific skill sets of various consultants and Mr. Vesak. Mr. Vesak and our various consultants are vital in securing recurring contracts. Our services are marketed to companies within the media industry. Specifically we have customers in the feature film, TV production, and advertising industries. Although there are no geographic limitations on the services we provide, historically our work has primarily been performed in British Columbia, Canada.

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

ITEM 1A. RISK FACTORS

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

The purchase of the common shares involves a number of significant risk factors. Purchasers of common shares should consider the following:

Our auditors have indicated that our inability to generate sufficient revenue raises substantial doubt as to our ability to continue as a going concern. Our audited financial statements for the period ended December 31, 2008 and 2007 were prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, our auditors have indicated that our inability to generate sufficient revenue raises substantial doubt as to our ability to continue as a going concern.

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

To date we have generated limited revenues from operations and we will have additional capital requirements to continue our operations but they might not be available to us on favorable terms or at all, and if unavailable our ability to run our business will be impaired. As of December 31, 2008 we had working capital of $280,819, sufficient to complete our plan of operations for the next 12 months. If we are unable to generate sufficient revenues to cover operating expenses on an ongoing basis or raise additional funds, we will unlikely maintain our business operations.

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

Research and Development

We did not incur any research and development expenditures for the fiscal years ended December 31, 2008 or 2007.

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

(c) Reports to security holders

This 10K is filed voluntarily and we intend to continue filing periodic reports even if our obligations are suspended under the Exchange Act as far as it is required under the Exchange Act. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding us at the SEC website (http://www.sec.gov).

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market information

Our shares were listed for trading on the OTC Bulletin Board inter dealer quotation operated by the National Quotation Bureau under the symbol AMSY on December 2nd, 2005. No trades of our shares occurred during 2005. In conjunction with our share consolidation during 2006 our trading symbol was changed to AMMS. Summary trading by quarter for 2007 and 2008 are as follows:

Calendar Quarter		High Bid[1]	Low Bid[1]
2007	First Quarter	1.55	0.25
	Second Quarter	0.65	0.40
	Third Quarter	3.00	0.40
	Forth Quarter	0.65	0.41
2008	First Quarter	0.49	0.42
	Second Quarter	1.05	0.55
	Third Quarter	1.21	0.57

Forth Quarter	3.50	1.02

Source: Reuters

Note:
[1] These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

At March 29, 2009, there were 10,000,000 common shares issued and outstanding.

(b) Holders

At March 29, 2009, there were 76 holders of record plus common shares held by brokerage clearing houses, depositories or otherwise in unregistered form.

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

No funds from this offering had been utilized at December 31, 2008.

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

ITEM 6. SELECTED FINANCIAL DATA

Not required as the Company is a small business issuer, in accordance with Section 12(b)-2 of the Act.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

During the fiscal year ending December 31, 2008, we incurred a net loss of $82,378 (2007 - loss of $63,495). The major components to expenses faced by the company during the year were consulting fees of $57,340 (2007 - $54,513), audit fees of $6,804 (2007 - $3,878), legal fees of $5,110 (2007 - $852), depreciation of $4,675 (2007 - $6,107), transfer agent fees of $4,067 (2007 - $3,161), bank charges, penalties, and interest of $1,265 (2007 - $1,460), , and rent of $250 (2007 - $250). The balance of our expenses during 2008 were telephone and communication of $14 (2007 - $-572) and loss on foreign exchange of $2,853 (2007 - gain of $4,549).

As of December 31, 2008 the Company has cash of $433,885 (2007 - $446,598), $10,776 in accounts payable (2007 - $3,560), $2,961 in sales and corporate income taxes receivable (2007 - of $3,135), $ 144,251 due to a related party (2007 - $86,651), and loan payable of $1,000 (2007 - $1,000). There is no long-term debt. The Company may in the future invest in short-term investments from time to time but there can be no assurance that these investments will result in profit or loss.

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

At December 31, 2008 our current assets totalled $436,846 compared to $449,733 at the beginning of the fiscal year. Our current assets at December 31, 2008 consisted $433,885 in cash, and sales tax recoverable of $2,961. At December 31, 2007 our current assets consisted of $449,733 in cash, $3,135 in sales tax recoverable. Our current liabilities at December 31, 2008 were $156,027 (2007 - $91,211). Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required as the Company is a small business issuer, in accordance with Section 12(b)-2 of the Act.

ITEM 8. FINANCIAL STATEMENTS

Index to Financial Statements:

1. Audited consolidated financial statements for the fiscal years ending December 31, 2008 and 2007 including:

F-1 Report of Independent Registered Public Accounting Firm;

F-2 Balance Sheets;

F-3 Statements of Operations;

F-4 Statements of Cash Flows;

F-5 Statement of Stockholders' Equity; and

F-6 Notes to Financial Statements.

AMERICAN MEDIA SYSTEMS CO.

FINANCIAL STATEMENTS

December 31, 2008 and 2007

K. R. MARGETSON LTD.	CHARTERED ACCOUNTANTANT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders:

American Media Systems Co.

We have audited the accompanying balance sheets of American Media Systems Co (A Development Stage Company) as of December 31, 2008 and 2007 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2008 and 2007 and for the period from December 6, 2004 (Date of Inception) to December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 and for the period from December 6, 2004 (Date of Inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared using accounting principles generally accepted in the Unites States of America assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is a development stage company and has yet to reach profitable levels of operation, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to their planned financing and other matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“K R. Margetson Ltd.”
North Vancouver, Canada	Chartered Accountant
March 30, 2009

331 East 5th Street	Telephone: 604.929.0819
North Vancouver BC	Toll free fax: 1.877.874.9583
7VL 1M1

AMERICAN MEDIA SYSTEMS CO.

(A Development Stage Company

CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2008	2007

ASSETS

CURRENT ASSETS
Cash	$ 433,885	$ 446,598
Sales taxes recoverable	2,961	3,135

	436,846	449,733
EQUIPMENT (NOTE 3)	16,231	20,906

TOTAL ASSETS	$ 453,077	$ 470,639

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$ 10,776	$ 3,560
Loan payable	1,000	1,000
Advances from related parties (Note 4)	144,251	86,651

Total Liabilities	156,027	91,211

STOCKHOLDER'S EQUITY
Common stock
Authorized:
50,000,000 shares, $0.00001 par value;
Issued and outstanding:
10,000,000 common shares	100	100

ADDITIONAL PAID-IN CAPITAL	494,300	494,300

DONATED CAPITAL	67,876	67,876

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE as restated (Notes 1 and 8)	(265,226)	(182,848)

TOTAL STOCKHOLDERS' EQUITY	297,050	379,428

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 453,077	$ 470,639

The accompanying notes are an integral part of these consolidated balance sheets.

AMERICAN MEDIA SYSTEMS CO

(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

			Accumulated from
			December 6, 2004
	Year Ended	Year Ended	(date of inception)
	December 31	December 31	to December 31
	2008	2007	2008

REVENUE	$ -	$ 1,830	$ 133,935

COST OF GOODS SOLD	-	-	(36,032)

GROSS PROFIT	-	1,830	97,903

GENERAL AND ADMINISTRATIVE EXPENSES

Advertising	-	-	1,225
Audit fees	6,804	3,878	32,433
Bad debt	-	-	272
Bank charges and interest	1,265	1,460	3,346
Consulting fees	57,340	54,513	220,191
Depreciation	4,675	6,107	30,050
Loss (gain) on foreign exchange	2,853	(4,549)	(1,055)
Legal fees	5,110	852	16,202
Office	-	95	9,004
Rent	250	250	22,706
Telephone and communication	14	(572)	18,513
Transfer agent fees	4,067	3,161	12,287
Website and software maintenance	-	130	556

	(82,398)	(65,325)	(365,730)

LOSS FROM OPERATIONS	(82,378)	(63,495)	(267,527)

OTHER INCOME
Film production equipment sale, net	-	-	1,621

LOSS FROM CONTINUING OPERATIONS	(82,378)	(63,495)	(266,206)

DISCONTINUED OPERATIONS
Gain (loss) from operations of discontinued Component	-	-	980

NET LOSS	$ (82,378)	$ (63,495)	$ (265,226)

Basic and diluted net loss per share	$ (0.01)	$ (0.02)

Weighted average shares outstanding	10,000,000	2,679,452

The accompanying notes form an integral part of these financial statements.

AMERICAN MEDIA SYSTEMS CO

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			Additional			Total
	Common Stock		Paid-in	Donated		Stockholders'
	Shares	Amount	Capital	Capital	Deficit	Equity(Deficiency)

Balance on December 06, 2004	-	$ -	$ -	$ -	$ -	$ -

Issue of common stock for cash at $0.50 per share on December 6, 2004	1	-	1	-	-	1

Cancellation of common stock	(1)	-	(1)	1	-	-

Issue of common stock for assets at $0.0444 per share on December 7, 2004	1,000,000	10	44,390	-	-	44,400

Donated services	-	-	-	675	-	675

Net (loss) for the period	-	-	-	-	(8,714)	(8,714)

Balance on December 31, 2004	1,000,000	10	44,390	676	(8,714)	36,362

Issue of common stock for cash at $0.50 per share on October 3, 2005	1,000,000	10	49,990	-	-	50,000

Donated services	-	-	-	57,600	-	57,600

Net (loss) for the year	-	-	-	-	(35,640)	(35,640)

Balance, December 31, 2005	2,000,000	20	94,380	58,276	(44,354)	108,322

Donated services	-	-	-	9,600	-	9,600

Comprehensive income
Net (loss) for the year (restated)	-	-	-	-	(74,999)	(74,999)

Balance, December 31, 2006 (restated)	2,000,000	20	94,380	67,876	(119,353)	42,923

Issue of common stock for cash at
$0.05 per share on December 15, 2007	8,000,000	80	399,920	-	-	400,000

Net (loss) for the year	-	-	-	-	(63,495)	(63,495)

Balance, December 31, 2007	10,000,000	100	494,300	67,876	(182,848)	379,428

Net (loss) for the year	-	-	-	-	(82,378)	(82,378)

Balance, December 31, 2008	10,000,000	$ 100	$ 494,300	$ 67,876	$ (265,226)	$ 297,070

AMERICAN MEDIA SYSTEMS CO

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

			Accumulated from
	Year	Year	December 06, 2004
	ended	ended	(Date of Inception)
	December 31	December 31	December 31
	2008	2007	2008

OPERATING ACTIVITIES

Net Loss	$ (82,378)	$ (63,495)	$ (265,226)

Items not requiring cash outlay
Consulting fees	-	-	62,775
Depreciation	4,675	6,107	30,050
Website and software maintenance	-	-	300
Amortization of deferred DVD production costs	-	-	780
Gain on sale of subsidiary	-	-	(4,783)

Cash provided by (used in) changes in operating assets and liabilities
Accounts receivable	-	-	-
Accounts payable	7,216	(667)	8,840
Sales taxes payable	174	(688)	(2,961)
Accrued liabilities	-	(5,314)	-
Corporate income taxes payable	-	1,596	-
Loan payable	-	-	1,000

Net cash used in operating activities	(70,313)	(62,461)	(169,225)

FINANCING ACTIVITIES
Advances from a related party	57,600	45,904	144,251
Issuance of common stock for cash	-	400,000	450,001

Net Cash provided by financing activities	57,600	445,904	594,252

INVESTING ACTIVITIES
Payments for intellectual property		-	(2)
Production of DVDs		-	(2,259)
Purchase of equipment	-	-	(1,881)
Cash proceeds from sale of subsidiary			13,000

Net Cash provided by financing activities	-	-	8,858

Increase in cash and cash equivalents	(12,713)	383,443	433,885

Cash and cash equivalent - beginning of the period	446,598	63,155	-

Cash and cash equivalent - end of the period	$ 433,885	$ 446,598	$ 433,885

Supplemental Disclosure
Interest expense	-	-	16
Foreign exchange (gain) loss	2,853	(4,549)	(1,055)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Purchase of equipment in exchange for 2,000,000 of the Company's common stock at a price of $0.0222 per share	-	-	44,400
Donated services	-	-	67,876

The accompanying notes form an integral part of these consolidated financial statements.

American Media Systems Co

Notes to the Consolidated Financial Statements

December 31, 2008

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

From the date of incorporation, December 6, 2004 until January 31, 2006, the Company was designated a development stage company, as it was devoting  substantially all of its efforts to establishing a new business and although planned principal operations had commenced, there had not been significant revenue therefrom.  On January 31, 2006, management thought that significant revenues would be commencing and as a result, ceased designating the Company as a development stage company.  In retrospect, management now believes that designation to be premature, as significant revenues never materialized and the Company continues to devote most of its time in developing its markets.  Accordingly, management has re-designated the Company a development stage company and has reclassified all of its operations since its inception to be that of a development stage company.  There are no accounts or disclosures that have to be restated as a result of this re-designation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Year End

The Company has elected a December 31st fiscal year end. The accompanying financial statements cover the years ended December 31, 2008 and 2007.

(b) Principles of Consolidation

The consolidated financial statements of the Company include the accounts of American Media Systems Co., a Nevada incorporated company, and American Media Systems Canada, Ltd. a British Columbia incorporated company. American Media Systems Co. owns 100% of the issued and outstanding shares of American Media Systems Canada Ltd.  All intercompany balances and transactions are eliminated upon consolidation.

(c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at December 31, 2008 the Company did not have any cash equivalents (2007 – $nil).  As at December 31, 2008, $13,181 was deposited in accounts that were federally insured (2007 - $18,910).

American Media Systems Co

Notes to the Consolidated Financial Statements

December 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(d  Equipment

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

(e) Revenue Recognition

The Company recognizes revenue when the following criteria have been met:

i.

 the Company has obtained a contract or a written request from the customer;

ii.

 the Company has provided its services to the customer;

iii.

 the Company is reasonably assured that the revenue is collectible.

(f) Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $nil for the years ended December 31, 2008 and 2007.

(g) Research and Development Costs

Research and development costs relating to both present and future products are charged to operations as incurred.

(h) Stock-Based Compensation

The Company accounts for stock options and similar equity instruments issued in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation" and SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure", an amendment to SFAS No. 123. Accordingly, compensation costs attributable to stock options or similar equity instruments granted to employees are measured at the fair value at the grant date, and expensed over the expected vesting period with a corresponding increase to additional paid-in capital. Transactions in which goods or services are received from non-employees in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. As at December 31, 2008 the Company has not issued any stock options or similar equity instruments.

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

December 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(j) Comprehensive Income

In accordance with SFAS 130, "Reporting Comprehensive Income" ("SFAS 130"), comprehensive income consists of net income and other gains and losses affecting stockholder's equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. For the year ended December 31, 2008 the Company's financial statements include none of the additional elements that affect comprehensive income. Accordingly, net income and comprehensive income are identical.

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

(n) Impairment of Long-Live Assets and Long-Live Assets to be Disposed of

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," among other items, establishes procedures for review of recoverability, and measurement of impairment whenever events or

SFAS No. 144 also requires that long-lived assets to be disposed of other than by sale shall continue to be classified as held and used until disposal. Further, SFAS No. 144 specifies the criteria for classifying long-lived assets as "held for sale" and requires that long-lived assets to be disposed of by sale be reported as the lower of carrying amount or fair value less estimated selling costs. Management believes that there has not been any impairment of the Company's long-lived assets as at December 31, 2008.

(o)  Intellectual Property

Intellectual property is initially recorded at cost and amortized to operations over its estimated useful life.  It is written down to its net realizable value if it is determined that its carrying value exceeds the estimated future benefits to the Company.

American Media Systems Co

Notes to the Consolidated Financial Statements

December 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

p)  Shipping and Handling Costs

Shipping and handling costs are classified as cost of goods sold and charged to operations in the period that the associated revenue is recognized.

(q)  Translation

The Company’s functional currency is US $.  Monetary assets and liabilities are translated at the year-end exchange rate. Non-monetary assets are translated at the rate of exchange in effect at their acquisition, unless such assets are carried at market or nominal value, in which case they are translated at the year-end exchange rate. Revenue and expense items are translated at the average exchange rate for the year. Foreign exchange gains and losses in the year are included in operations.

(r)  Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard SFAS No. 141(R), Business Combinations (“SFAS 141R”).  SFAS 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, an any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  .  The Company is currently evaluating the impact of SFAS 141R on its consolidated financial statements but does not expect it to have a material effect.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51(SFAS 160”).  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2010.  The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements but does not expect it to have a material effect.

In March 2008, the FASB issued SFAS No. 161 “Disclosure About Derivative Instruments and Hedging Activities-an amendment to FASB Statement 133” (“SFAS 161” SFAS 161 requires enhanced disclosures about derivatives and hedging activities and the reasons for using them. SFAS 161 is effective for fiscal years beginning after November 15, 2008, the year beginning January 1, 2009 for the Company. The Company is currently reviewing the provisions of SFAS 161 to determine any impact for the Company.

In March 2008, the FASB issued SFAS No. 161 “Disclosure About Derivative Instruments and Hedging Activities-an amendment to FASB Statement 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about derivatives and hedging activities and the reasons for using them. SFAS 161 is effective for fiscal years beginning after November 15, 2008, the year beginning January 1, 2009 for the Company. The Company is currently reviewing the provisions of SFAS 161 to determine any impact for the Company.

In May 2008, the FASB issued SFAS 162, “The hierarchy of Generally Accepted Accounting Principles”  (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the frame work for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles.  This statement shall be effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “the Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Company is currently reviewing the provisions of SFAS 162 on its financial statements but does not expect it to have a material effect.

American Media Systems Co

Notes to the Consolidated Financial Statements

December 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(r) Recent Accounting Pronouncements (continued)

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – and interpretation of FASB Statement No. 60” (“SFAS 163”.  SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that statement.  SFAS 163 is effective for fifnancial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  The Company is currently reviewing the provisions of SFAS 163 on its financial statements but does not expect it to have a material effect

NOTE 3 – EQUIPMENT

	2008			2007

		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
	$	$	$	$	$	$

Computer equipment	14,658	(11,204)	3,454	14,658	(9,723)	4,935
Furniture and fixtures	1,423	(845)	578	1,423	(701)	722
Video production equipment	30,200	(18,001)	12,199	30,200	(14,951)	15,249

Total	46,281	(30,050)	16,231	46,281	(25,375)	20,906

NOTE 4 - RELATED PARTY TRANSACTIONS AND BALANCES

The following represents related party transactions and balances not disclosed elsewhere in the financial statements:

(i)

During the year ended December 31, 2008, the Company paid $57,600 (2007 - $45,904) in consulting fees to AJ Vesak Ltd, a company wholly owned by its President.

(ii)

The advances from related parties are to AJ Vesak Ltd., are non-interest bearing, have no stated repayment terms and are unsecured.

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

There are no shares subject to warrants, options or other agreements as at December 31, 2008.

American Media Systems Co

Notes to the Consolidated Financial Statements

December 31, 2008

NOTE 6 - CONCENTRATION OF RISK

The Company relies on the expertise of its President and principal shareholder, Mr. Vesak. Mr. Vesak has a thorough knowledge of television and feature film production.

NOTE 7 - INCOME TAXES

Income tax recovery differs from that which would be expected from applying the effective tax rates to the net income (loss) as follows:

			Cumulative from
			Inception on
			December 6, 2004
			through
	December 31,	December 31,	December 31,
	2008	2007	2008

Net income (loss) for the period	$ (82,378)	$ (63,495)	$ (265,226)

Statutory and effective tax rates	15-35%	15-35%	15-35%

Income taxes expense (recovery) at the
effective tax rate	$ (28,832)	$ (22,223)	$ (92,829)

Permanent timing difference:
Donated services	-	-	23,757
Tax losses carryforward deferred	28,832	22,223	69,072

Corporate income tax expense and
corporate income taxes payable	$ -	$ -	$ -

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

The potential benefits of the net operating losses carried forward have not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The approximate tax effects of each type of temporary difference that gives rise to deferred tax assets are as follows:

	December 31, 2008	December 31, 2007
	$	$
Net operating loss carry forward
(expiring 2024 – 2028)	69,072	40,240

Valuation allowance	(69,072)	(40,240)

Net Deferred tax asset	-	-

The change in the valuation allowance in 2008 was an increase of $28,832.

American Media Systems Co

Notes to the Consolidated Financial Statements

December 31, 2008

NOTE 8 – RESTATEMENT OF CONSOLIDATED STATEMENTS

In the year ended December 31, 2006, management incorrectly recorded an operating gain from currency exchange of $653 as a loss from foreign currency translation.  As a result, other comprehensive income was overstated by $653 and loss on foreign exchange (included in general and administrative expenses) was similarly overstated.  The net loss for the year reduced from $75,652 to $74,999.

Accumulated other comprehensive income as at December 31, 2007 was reduced from $653 to $nil.  The deficit accumulated during the development stage as at the same date was similarly reduced.  The previously recorded balance of $120,006 was reduced by $653 to $119,353.

Accumulated other comprehensive income as at December 31, 2007 was reduced from $653 to $nil.  The deficit accumulated during the development stage as at the same date was similarly reduced.  The previously recorded balance of $183,501 was reduced by $653 to $182,848.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have not been any disagreements with the auditor on any audit or accounting issues.

ITEM 9A. CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008. Due to the omission of the report on internal control over financial reporting for the December 31, 2008 year end, our Director, Chief Executive and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective. Management has made changes to our disclosure controls and procedures in an effort to ensure that all requirements of the Exchange Act are met in future disclosure documents.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the fiscal year ended December 31, 2008. We believe that our internal control over financial reporting is effective. We have not identified any current material weaknesses considering the nature and extent of our current operations.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, the Company's internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

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

Based solely on our review of these reports or written representations from certain reporting persons, the Registrant believes that during the fiscal year ended December 31, 2008 and during the current fiscal year, all filing requirements applicable to our officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16(a) of the Exchange Act were met.

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

ITEM 11. EXECUTIVE COMPENSATION

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

Annual Compensation
(a)	(b)	(c)	(d)	(e)
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)

Alexander Vesak* President, CEO & Director	2008 2007	57,600 45,904	Nil Nil	Nil Nil

* Salary was paid to AJ Vesak Ltd. A company wholly owned by Mr. Vesak.

Option/SAR Grants

There were no option/SAR Grants during the 2008, or 2007 fiscal years.

Aggregate Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values

No stock options were exercised by any named executive officer during the 2008 or 2007 fiscal years and there are no stock options outstanding at December 31, 2008 or at the date of this report.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security ownership of certain beneficial owners and management

We are not directly or indirectly owned or controlled by a corporation or foreign government. As of March 29, 2009, we had an authorized share capital of 50,000,000 common shares with a par value of $0.00001 per share of which 10,000,000 shares are issued and outstanding.

The following table sets forth, as of March 29, 2009, the beneficial shareholdings of persons or entities holding five per cent or more of our common stock, each director individually, each named executive officer and all of our directors and officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

(1)	(2)	(3)	(4)
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Alexander Vesak, 3500 Cornett Rd Vancouver, BC V5M 2H5 Canada	1,012,500	10.1%
Common	All Officers and Directors as a Group (one person)	1,012,500	10.1%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-Q and the audit of our annual financial statements for the year ending December 31, 2008 and 2006 were $6,804 and approximately $3,878, respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the period ended December 31, 2008 and fiscal year ending December 31, 2007.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal year ended December 31, 2008 was $0.

PART IV

ITEM 15. EXHIBITS.

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

American Media Systems Co.

Date:	March 30, 2009	By:	AJ VESAK

AJ Vesak, Director and Chief Executive Officer, Chief Financial Officer and principal accounting officer.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 30, 2009	By:	AJ VESAK

AJ Vesak, Director and Chief Executive Officer, Chief Financial Officer and principal accounting officer.

33