Form 10-Q
period 2009-05-14
American Media Systems Co.
filed 2009-05-15
CIK 1318060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number: 333-123169

AMERICAN MEDIA SYSTEMS CO.
(Exact name of registrant as specified in its charter)

Nevada	87-0736406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5190 Neil Road, Suite 430, Reno Nevada, 89502
(Address of principal executive offices including Zip Code)

Registrant's telephone number, including area code:    (866) 651-2219

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒     No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer		Accelerated filer	
Non-accelerated filer		Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒     No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes      No 

APPLICABLE ONLY TO CORPORATE ISSUERS
 State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $0.00001 par value per share: 10,000,000 outstanding as of May 14, 2009.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN MEDIA SYSTEMS CO.
(A Development Stage Company
BALANCE SHEETS

	March 31	December 31
	2009	2008
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS
Cash	$423.210	$433,885
Sales taxes recoverable	3,787	2,961

	426,997	436,846
EQUIPMENT	15,062	16,231

TOTAL ASSETS	$442,059	$453,077

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$5,715	$10,776
Loan payable	1,000	1,000
Advances from related parties (Note 3)	158,651	144,251

Total Liabilities	165,366	156,027

STOCKHOLDER'S EQUITY
Common stock – Note 4
Authorized:
50,000,000 shares, $0.00001 par value;
Issued and outstanding:
10,000,000 common shares	100	100

ADDITIONAL PAID-IN CAPITAL	494,300	494,300

DONATED CAPITAL	67,876	67,876

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	(285,583)	(265,226)

TOTAL STOCKHOLDERS' EQUITY	276,693	297,050

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$442,059	$453,077

The accompanying notes are an integral part of these consolidated balance sheets.

AMERICAN MEDIA SYSTEMS CO
(A Development Stage Company)
STATEMENT OF OPERATIONS

			Accumulated from
	Three months	Three months	December 6, 2004
	ended	ended	(date of inception)
	March 31	March 31	to March 31
	2009	2008	2009

REVENUE	$-	$-	$133,935

COST OF GOODS SOLD	-	-	(36,032)

GROSS PROFIT	-	-	97,903

GENERAL AND ADMINISTRATIVE EXPENSES

Advertising	-	-	1,225
Audit fees	-	3,500	32,433
Bad debt	-	-	272
Bank charges and interest	132	981	3,478
Consulting fees	13,714	13,585	233,905
Depreciation	1,169	1,169	31,219
Loss (gain) on foreign exchange	576	838	(479)
Legal fees	3,865	410	20,067
Office	250	-	9,254
Rent	-	-	22,706
Telephone and communication	1	3	18,514
Transfer agent fees	650	567	12,937
Website and software maintenance	-	-	556

	(20,357)	(21,053)	(386,087)

LOSS FROM OPERATIONS	(20,357)	(21,053)	(288,184)

OTHER INCOME
Film production equipment sale, net	-	-	1,621

LOSS FROM CONTINUING OPERATIONS	(20,357)	(21,053)	(286,563)

DISCONTINUED OPERATIONS
Gain from operations of discontinued Component (including gain on disposal of $273)	-	-	980

NET LOSS	$(20,357)	$(21,053)	$(285,583)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	10,000,000	10,000,000

AMERICAN MEDIA SYSTEMS CO
(A Development Stage Company)
STATEMENT OF CASH FLOWS

			Accumulated from
	Three months	Three months	December 06, 2004
	ended	ended	(Date of Inception)
	March 31	March 31	March 31
	2009	2008	2009

OPERATING ACTIVITIES

Net Loss	$(20,357)	$(21,053)	$(285,583)

Items not requiring cash outlay
Consulting fees	-	-	62,775
Depreciation	1,169	1,169	31,219
Website and software maintenance	-	-	300
Amortization of deferred DVD production costs	-	-	780
Gain on sale of subsidiary	-	-	(4,783)

Cash provided by (used in) changes in operating assets and liabilities

Accounts payable	(5,061)	(386)	3,779
Sales taxes payable	(826)	(816)	(3,787)
Accrued liabilities	-	3,500	-
Loan payable	-	-	1,000

Net cash used in operating activities	(25,075)	(17,586)	(194,300)

FINANCING ACTIVITIES
Advances from a related party	14,400	14,400	158,651
Issuance of common stock for cash	-	-	450,001

Net Cash provided by financing activities	14,400	14,400	608,652

INVESTING ACTIVITIES
Payments for intellectual property	-	-	(2)
Production of DVDs	-	-	(2,259)
Purchase of equipment	-	-	(1,881)
Cash proceeds from sale of subsidiary	-	-	13,000

Net Cash provided by financing activities	-	-	8,858

Increase in cash and cash equivalents	(10,675)	(3,186)	423,210

Cash and cash equivalent - beginning of the period	433,885	446,598	-

Cash and cash equivalent - end of the period	$423,210	$443,412	$423,210

Supplemental Disclosure
Interest expense	-	-	16
Foreign exchange (gain) loss	576	838	(479)

Purchase of equipment in exchange for 2,000,000 of the Company's common stock at a price of $0.0222 per share	-	-	44,400
Donated services	-	-	67,876

American Media Systems Co
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2009
(unaudited)

NOTE 1 – OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated under the laws of the State of Nevada on December 6, 2004.  The company is a startup film production company that specializes in television and feature film aerial cinematography.  On May 31, 2006 the Company sold its instructional DVD segment.

These unaudited financial statements have been prepared in accordance with the instructions to SEC Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such instructions.  These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto as at December 31, 2008.

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

In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal, recurring nature.  Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that can be expected for the year ended December 31, 2009.

During the quarter ended March 31, 2009, the Company shut down its wholly owned subsidiary, American Media Systems Canada, Ltd. without incurring gain or loss.  Accordingly, these financial statements are no longer consolidated

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)        Basis of Presentation and Fiscal Year
These financial statements and related noted are presented in accordance with accounting principles accepted in the United States, and are expressed in US dollars.  The Company’s fiscal year-end is December 31.

b)       Recent Accounting Pronouncements
The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date.  Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

American Media Systems Co
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2009
(unaudited)

NOTE 3 – RELATED PARTY TRANSACTIONS AND BALANCES

A)	During the three month period ended March 31, 2009 the Company incurred $13,714 ($13,585 in 2008) in consulting fees from A.J. Vesak Ltd., a company wholly owned by its President.
B)	The due to Related Parties is a debt without interest or stated repayment terms.
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

There are no shares subject to warrants, options or other agreements as at March 31, 2009.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations.

During the three months ending March 31, 2009 there were $nil in sales (2008 - $nil) and we incurred a loss from operations of $20,357 (2008 - loss of $21,053). The major components of expenses faced by the company during the three months were consulting fees of $13,714 (2008 - $13,585), legal fees of $3,865 (2008 - $410), audit fees of $nil (2008 - $3,500), and depreciation of $1,169 (2008 - $1,169). The balance of our expenses during the three months have been transfer agent fees of $650 (2007 - $567), loss on foreign exchange of $ 576 (2008 – loss of $838) bank and interest charges of $132 (2008 - $981), and office of $250 (2008 - $nil).

As of March 31, 2009 the Company had current assets of $426,997 compared to $436,846 on December 31, 2008. Current assets consist of cash of $423,210 (2008 - $433,885), sales tax recoverable of $3,787 (2008 - $2,961). As of March 31, 2009 the Company has current liabilities of $165,366 compared to $156,027 at December 31, 2008. The current liabilities consist of $1,000 in loan payable (December 31, 2008 - $1,000), $5,715 accounts payable (December 31, 2008 - $10,776) and $158,651 due to a related party (December 31, 2008 - $144,251). There is no long-term debt. The Company may in the future invest in short-term investments from time to time but there can be no assurance that these investments will result in profit or loss.

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

In March 2008, the FASB issued SFAS No. 161 “Disclosure About Derivative Instruments and Hedging Activities-an amendment to FASB Statement 133” (SFAS 161). SFAS 161 requires enhanced disclosures about derivatives and hedging activities and the reasons for using them. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently reviewing the provisions of SFAS 161 on its financial statements but does not expect it to have a material effect.

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

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – and interpretation of FASB Statement No. 60” (“SFAS 163”.  SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that statement.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  The Company is currently reviewing the provisions of SFAS 163 on its financial statements but does not expect it to have a material effect.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

(b) Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Net proceeds to the issuer after taking account of expense related to the registration statement were $399,025. From the effective date to March 31, 2009 the issuer has used $32,371 for consulting, legal, and office expenses of the net offering proceeds.

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

AMERICAN MEDIA SYSTEMS CO.
(Registrant)

Dated: May 13, 2009	BY:	AJ VESAK
Principal Executive Officer, and
Principal Financial Officer